Form 10-Q
period 2006-06-30
HD Partners Acquisition CORP
filed 2006-08-14
CIK 1347006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-32890

HD PARTNERS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3893077
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2601 Ocean Park Blvd. Suite 320
Santa Monica, California	90405
(Address of principal executive offices)	(Zip Code)

(310) 209-8308
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of August 14, 2006, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•                  being a development stage company with no operating history;

•                  dependence on key personnel, some of whom may join us following an initial transaction;

•                  personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•                  potentially being unable to obtain additional financing to complete an initial transaction;

•                  limited pool of prospective target businesses;

•                  securities’ ownership being concentrated;

•                  potential change in control if we acquire one or more target businesses for stock;

•                  risk associated  with operating in the media, entertainment or telecommunications industries;

•                  delisting of our securities from the American Stock Exchange or our inability to have our securities listed on the American Stock Exchange following a business combination;

•                  financial performance following an initial transaction; or

•                  those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Quarterly Report on Form 10-Q speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to HD Partners Acquisition Corporation.

HD PARTNERS ACQUISITION CORPORATION
Table of Contents

Item 1. Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Balance Sheet

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,464,309	$154,239
Investments Held in Trust	142,998,977	—
Prepaid Expenses	110,571	—
Total Current Assets	$144,573,857	$154,239
Deferred Offering Costs	—	139,652
Deferred Tax Asset	28,086	—
Total Assets	$144,601,943	$293,891

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Offering Expenses	45,775	43,891
Income and Capital Taxes Payable	163,578	—
Accounts Payable and Accrued Expenses	$3,812	2,013
Notes Payable, Stockholders	—	225,000
Deferred Interest	50,852	—
Deferred Underwriter Fees	3,000,000	—
Total Liabilities	3,284,017	270,904

Common Stock Subject to Possible Conversion, 3,748,125 Shares At Conversion Value	27,901,042	—

Commitments

Stockholders’ Equity
Preferred Stock, $.001 par value, 1,000,000 shares authorized; None issued or outstanding	—	—
Common Stock, $.001 par value, 60,000,000 shares authorized; 23,437,500 Shares (which Includes 3,748,125 Subject to Possible Conversion) and 4,687,500 Shares Issued and Outstanding, respectively	23,437	4,687
Additional Paid in Capital	113,190,621	20,313
Earnings/(Deficit) Accumulated during the Development Stage	202,826	(2,013)

Total Stockholders’ Equity	113,416,884	22,987

Total Liabilities and Stockholders’ Equity	$144,601,943	$293,891

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Income
(Unaudited)

			For the period from
			December 6, 2005
	For the period from	For the period from	(inception)
	March 31, 2006 to	January 1, 2006 to	to June 30, 2006
	June 30, 2006	June 30, 2006	(cumulative)
Revenue	—	—	—
Interest Income	$376,366	$376,366	376,366

Operating Expenses

General & Administrative	36,035	36,035	38,048

Net Income before Provision for Income Taxes	$340,331	$340,331	$338,318

Provision for Income Taxes	135,492	135,492	135,492

Net Income	$204,839	$204,839	$202,826

Weighted Average Number of Common Shares Outstanding — Basic and diluted	10,868,819	7,795,235	7,500,000

Net Income Per Share - Basic	$0.02	$0.03	$0.03

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

Cumulative Amounts from Inception (December 6, 2005) to June 30, 2006

				Earnings/(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total
Contributions from founding stockholders - December 13, 2005 at $.005 per share	4,687,500	$4,687	$20,313	$—	$25,000
Net Loss	—	—	—	(2,013)	(2,013)
Balance - December 31, 2005	4,687,500	$4,687	$20,313	$(2,013)	$22,897
Unaudited:

Sale of Founding Director Warrants	—	—	2,250,000	—	2,250,000

Sale of 18,750,000 Units Net of Underwriter’s Discount and Offering expenses (Includes 3,748,125 Shares Subject to Possible Conversion)	18,750,000	18,750	138,821,250	—	138,840,000
Proceeds Subject to Possible Conversion of 3,748,125 Shares	—	—	(27,901,042)	—	(27,901,042)
Sale of Underwriter Option	—	—	100	—	100

Net Income	—	—	—	204,839	204,839
Balance - June 30, 2006	23,437,500	$23,437	$113,190,621	$202,826	$113,416,884

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Cash Flows
(Unaudited)

		For the period from
	For the period from	December 6, 2005 (inception)
	January 1, 2006	to June 30, 2006
	to June 30, 2006	(cumulative)

Cash Flows From Operating Activities:

Net Income	$204,839	$204,839
Adjustments to reconcile net income to net cash used in operating activities:
Increase in Value of Investments Held in Trust	(423,977)	(423,977)
Increase in Deferred Income Tax Benefit	(28,086)	(28,086)
Increase in Deferred Interest	50,852	50,852
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Expenses	21,799	23,812
Increase in Income and Capital Taxes Payable	163,578	163,578
Increase in Prepaid Expenses	(110,571)	(110,571)
Net Cash Used in Operating Activities	(121,566)	(121,566)

Cash Flow from Investing Activities
Investments Placed in Trust	(142,575,000)	(142,575,000)

Net Cash Used in Investing Activities	(142,575,000)	(142,575,000)

Cash Flow from Financing Activities:
Proceeds from Public Offering	150,000,000	150,000,000
Proceeds from Founding Director Warrant Purchase	2,250,000	2,250,000
Proceeds from Issuance of Underwriter Option	100	100
Proceeds from Sale of Common Stock	—	25,000
Proceeds from Notes Payable, Stockholders	—	225,000
Payment of Notes Payable, Stockholders	(225,000)	(225,000)
Payment of Offering Costs	(8,018,464)	(8,114,225)
Net Cash Provided by Financing Activities	144,006,636	144,160,875

Net Increase in Cash	1,310,070	1,464,309

Cash at Beginning of Period	154,239

Cash at end of period	$1,464,309	$1,464,309

Supplemental schedule of non-cash financing activities:
Accrual of Public Offering costs	$45,775	$45,775
Accrual of Deferred Underwriting Fees	$3,000,000	$3,000,000

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2006

1.   Basis of Presentation

The financial statements at June 30, 2006 and for the periods ended June 30, 2006 are unaudited. The condensed financial statements include the accounts of HD Partners Acquisition Corporation (the “Company”).  In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the three months and six months then ended and for the period from December 6, 2005 (inception) through June 30, 2006.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.  The December 31, 2005 balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.   Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on December 6, 2005 as a blank check company whose objective is to acquire an operating business in the media, entertainment or telecommunications industries.  At June 30, 2006, the Company had neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The majority of activity through June 30, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company’s ability to commence operation was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was declared effective June 1, 2006 and is discussed in Note 3. The Company consummated the Offering on June 7, 2006, and preceding the consummation of the Offering on June 1, 2006 certain officers, directors, and Initial Stockholders (as defined below) of the Company purchased an aggregate of 2,250,000 warrants at $1.00 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the purchasers in the Private Placement have waived their rights to receive any distribution on liquidation in the event the Company does not complete a Business Combination (as described below). The Company received net proceeds from the Private Placement and the Offering of approximately $141,090,000 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”), which may not constitute a business combination for accounting purposes.

Furthermore, there is no assurance that the Company will be able to effect a Business Combination. Upon the closing of the Offering, $142,575,000 (including $3,000,000 of deferred underwriter fees) was placed in a trust account (“Trust Account”) and commencing June 7, 2006, was invested in government securities until the earlier of: (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. All of the Company’s executive officers have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 4,687,500 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding cash held in trust from the underwriter), has been classified as common stock subject to possible conversion on the accompanying balance sheet and 19.99% of the investment income on the Trust Account (net of income tax effect) has been recorded as deferred interest on the accompanying June 30, 2006 balance sheet.  In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriter’s discount (see Note 4).

The Company’s Amended and Restated Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

Deferred income taxes are provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred income tax asset consists of the following:

	June 30, 2006	December 31, 2005
Interest deferred for financial statement purposes	$20,549	$—
Expenses deferred for income purposes	7,537	700
Valuation allowance	—	(700)
Total	$28,086	$—

The effective tax rate differs from the statutory rate of 34% primarily due to the effect of state income taxes.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share gives effect to dilutive options, warrants, and other potential common stock outstanding during the period.  The effect of the 21,000,000 outstanding warrants (including 2,250,000 founding director warrants), issued in connection with the Offering described in Note 3 has not been considered in the diluted net income per share since the warrants are contingently exercisable.  The effect of the 1,875,000 Units included in the underwriters purchase option, described in Note 3, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the stock was less than the exercise price during the period in the computation as the effect of the outstanding options and warrants would be anti-dilutive.

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of six months or less when purchased to be cash equivalents.  The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”.  SFAS 123(R) requires all share based payments, including grants of employee stock options to employees, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS 123(R) effective January 1, 2006.  The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.   Initial Public Offering

On June 7, 2006, the Company sold 18,750,000 units (“Units”) in the Offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a Business Combination or one year from June 1, 2006, the effective date of the Offering and expiring June 1, 2010, four years from the effective date of the Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least 11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In addition, the Company granted the Underwriters of the Offering an option exercisable not later than 45 days after the sale of the Units, to purchase up to 2,812,500 additional Units to cover over-allotments.  Such option was not exercised and has expired.

In connection with the Offering, the Company paid the underwriters an underwriting discount of 7.0% of the gross proceeds of the Offering ($10,500,000).  The underwriters have agreed to defer payment of two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination.  Until a Business Combination is complete, these funds will be placed in the Trust Account.  If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Preceding the consummation of the Offering on June 1, 2006, certain of the Initial Stockholders purchased 2,250,000 warrants at a purchase price of $1.00 per warrant in a Private Placement. The proceeds of $2,250,000 were deposited into the Trust Account, and such stockholders will not have any claim on this amount if the Trust Account is liquidated.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on June 1, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares.  The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow.  The holders of the founding director warrants are also entitled to require us to register the resale of the shares of common stock underlying the founding director warrants when such warrants become exercisable by their terms.  In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow.

In connection with the Offering, the Company issued an option, for $100, to Morgan Joseph & Co. Inc., the representative of the underwriters, to purchase 1,875,000 Units at an exercise price of $10.00 per Unit.  The Units issuable upon exercise of this option are identical to those offered by the Company in the Offering, except that the warrants included in the option have an exercise price of $6.875 (125% of the exercise price of the warrants included in the Units sold in the Offering).  In lieu of paying the exercise price of $10.00 per unit, the option may be converted into Units (i.e., a cashless exercise) to the extent that the market value of the Units at the time of conversion exceeds the exercise price of the option.  The option may be exercised or converted by the option holder.  The purchase option and the underlying securities have been registered under the registration statement covering the Offering.

The sale of the option has been accounted for as an equity transaction.  Accordingly, there is no net impact on the Company’s financial position or results of operations, except for recording the $100 proceeds from the sale.  The Company determined, based on a Black-Scholes model, that the fair value of the option on the date of sale was approximately $9,881,250, using an expected life of five years, volatility of 84.6% and a risk free interest rate of 4.83%.

The volatility calculation of 84.6% was based on the average of the 25 smallest media/communications companies in the Russell 2000 Index during the period from April 5, 2001 through April 4, 2006.  Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its unit price, which depended on a number of factors which could not be ascertained at that time.  The Company used the 25 smallest media/communications companies in the Russell 2000 Index because its management believed that the volatility of these companies was a reasonable benchmark to use in estimating the expected volatility for the Company’s Units.  Although an expected life of five years was taken into account for the purposes of assigning a fair value to the option, if the Company does not consummate a Business Combination within the prescribed time period and liquidate the Trust Account as part of any plan of dissolution and liquidation approved by the Company’s stockholders, the option will become worthless.

Although the purchase option and its underlying securities have been registered under the registration statement, the purchase option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from June 7, 2006 with respect to the registration under the Securities Act of 1933 of the securities directly and indirectly issuable upon exercise of the purchase option.  The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves.  The exercise price and number of units issuable upon exercise of the purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, merger or consolidation.  However, the purchase option will not be adjusted for issuance of common stock at a price below its exercise price.

4.   Note Payable, Stockholders

The Company issued an aggregate of $225,000 unsecured promissory notes to five of its Initial Stockholders on December 13, 2005. The notes were non-interest bearing and were payable on the earlier of December 13, 2006 or the consummation of the Offering. Accordingly, the Company paid off the notes on June 8, 2006.

5.   Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $7,500 per month for such services commencing on June 1, 2006, the effective date of the Offering.  At this time, we are paying such affiliate $1,000 per month for such services.  The Statement of Operations includes $1,000 for the three months ended June 30, 2006,  $1,000 for the period January 1, 2006 to June 30, 2006 and $1,000 for the period from Inception (December 6, 2005) to June 30,2006.

In addition, the Company paid to Morgan Joseph & Co., Inc. serving as the underwriting syndicate’s representative, seven percent (7%) of the gross proceeds of the Offering (the “Underwriters’ Discount”). Five percent (5%) of the gross proceeds ($7,500,000) was paid upon the closing of the Company’s Offering.  Morgan Joseph & Co., Inc. has agreed to defer payment of the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will be held in the Trust Account. If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

6.   Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.   Common Stock

In April 2006, the Company effected a .25 for 1 stock split in the form of a dividend. In May 2006, the Company effected a .5 for 1 stock split in the form of a dividend. All share numbers herein reflect these adjustments.

In addition, in April 2006 the Company approved an amendment and restatement of its Certificate of Incorporation whereby the number of authorized shares of common stock was decreased from 100,000,000 to 40,000,000. An additional amendment and restatement of the Company’s Certificate of Incorporation was approved in May 2006 whereby the number of authorized shares of common stock was increased from 40,000,000 to 60,000,000. All share numbers herein reflect these changes.

8.   Line of Credit

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  There is no amount outstanding at June 30, 2006.

9.   Subsequent Event

The Company was informed by Morgan Joseph & Co. Inc., the representative of the underwriters of the Offering, that holders of the Company’s units would be able to separately trade the common stock and warrants included in such units commencing August 1, 2006 and that trading in the units would continue under the symbol HDP.U. The common stock and warrants are quoted on the American Stock Exchange under the symbols HDP and HDP.WS, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto contained in this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on June 2, 2006 and our Form 8-K filed with the SEC on June 7, 2006.

We were formed on December 6, 2005, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar Business Combination, an operating business in the media, entertainment or telecommunications industries. Our initial Business Combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred non-accountable expense allowance of the underwriters held in the Trust Account) at the time of such acquisition. We intend to use cash derived from the proceeds of our Offering and concurrent Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such Business Combination.

Since our Offering, we have been actively searching for a suitable Business Combination candidate. We currently have not selected any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the Offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a Business Combination, or return the proceeds of the Offering held in the Trust Account to investors.  Consistent with the disclosures in our prospectus, we have focused our search on companies in the media/ entertainment and telecommunications industries, which include but are not limited content distribution (satellite, wireless and terrestrial), media portability products and services, services related to motion picture exhibition, live event entertainment and venue management, interactive television products and services, customer-premise equipment manufacturers, advertising products and services, content production and aggregation services, internet service providers, broadband network operators, internet related equipment, software and services, in-home equipment installation and repair services and direct marketing and call centers services.  We cannot assure investors that we will find a suitable Business Combination in the allotted time.

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our Offering, concurrent Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

•                   may significantly reduce the equity interest of our current stockholders;

•                     may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•                     will likely cause a change in control if a substantial number of our shares of common stock or preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of one or more of our present officers and directors; and

•                 may adversely affect prevailing market prices for our securities.

Similarly, if we issued debt securities, it could result in:

•                     default and foreclosure on our assets, if our operating revenues after an initial transaction were insufficient to pay our debt obligations;

•                     acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•                    our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•                     our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We anticipate that we would only consummate such a financing simultaneously with the consummation of a Business Combination, although nothing would preclude us from raising more capital in anticipation of a possible Business Combination.

RESULTS OF OPERATIONS

Through June 30, 2006, our efforts have been primarily limited to organizational activities and activities relating to our Offering. We neither engaged in any operations nor generated any revenues. We currently have no operating business and have not selected any potential target businesses. Beginning June 7, 2006 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the three months and six months ended June 30, 2006 was $204,839 which consisted of $376,366 in interest income partially offset by $135,492 in income taxes and $36,035 in expenses consisting of $5,748 for D&O and other insurance, $3,014 for AMEX recurring listing fees, $4,687 for legal fees, $2,145 for travel expenditures, $18,133 for Delaware franchise taxes, $1,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, through June 30, 2006 for our office space and other general and administrative services, $1,000 for Trust Account administration and $308 for telephone and other expenses.  The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.

Net income for the cumulative period from inception (December 6, 2005) to June 30, 2006 was $202,826 which consisted of $376,366 in interest income partially offset by $135,492 in income taxes and $38,048 in expenses consisting of $5,748 for D&O and other insurance, $1,000 for organization expenses, $3,014 for AMEX recurring listing fees, $4,687 for legal fees, $2,145 for travel expenditures, $18,346 for Delaware franchise taxes, $1,000 paid to Value Investments LLC, an affiliate of  Bruce Lederman, our Executive Vice President and Secretary, through June 30, 2006 for our office space and other general and administrative services, $1,000 for Trust Account administration and $1,108 for telephone and other expenses.  The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000.  Including the underwriter’s discount of $3,000,000 held in the Trust Account, there was a total of $142,575,000

placed in the Trust Account upon closing of the Offering.   The remaining proceeds of approximately $1,515,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At June 30, 2006, we had cash outside of the Trust Account of $1,464,309, investments held in the Trust Account of $142,998,977, prepaid expenses of $110,571 and total liabilities of $3,284,017. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until May 31, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the Trust Account totaling $1,464,309 as of June 30, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, depending upon the type, size and nature of any possible Business Combination, we may need to do so.  However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. We would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay Value investments LLC an aggregate fee of $1,000 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Value investments LLC.  In the future, we may need to increase that fee, up to an amount not to exceed $7,500 per month, due to additional requirements as we enter into discussions with target companies concerning a Business Combination.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

On June 1, 2006 we entered into an agreement with certain of our Initial Stockholders for the sale of 2,250,000 warrants in Private Placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. The warrants were sold at a price of $1.00 per warrant, generating net proceeds of $2,250,000.

On June 7, 2006 we consummated our Offering of 18,750,000 Units.  Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50

The net proceeds we received from the Private Placement and the sale of our Units, after deducting certain offering expenses of approximately $660,000 and undeferred underwriting discounts of $7,500,000, were approximately 144,090,000 of which $142,575,000 is being held in a Trust Account at JP Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, as trustee. Included in the $142,575,000 held in trust is $3,000,000 of deferred underwriter discounts, which the underwriters have agreed to defer until the consummation of a Business Combination and to forfeit if we do not consummate a Business Combination.

We had available to the Company, at closing, approximately $1,515,000 of funds not held in trust from the Offering after paying certain offering expenses, underwriter discounts. We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before May 31, 2008.

However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with several of its Initial Stockholders, Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  Even with this line of credit, we cannot assure you that there will be sufficient funds to meet the expenditures required to complete a Business Combination by May 31, 2008.

Over this time period, June 1, 2006 to May 31, 2008, we currently anticipate incurring expenses for the following purposes:

•              Legal, accounting and other expenses attendant to due diligence investigations, structuring and negotiation of a Business Combination;

•              due diligence of prospective target businesses;

•              legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•              Administrative fees (up to $7,500 per month for 24 months);

•              Working Capital, director and officer liability insurance premiums and reserves (Including potential deposits, down payments or funding of a “no-shop” provision in connection with a particular Business Combination and dissolution obligations and reserves, if any).

Commencing on June 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $1,000 per month for office space and certain administrative services from Value Investments, LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary.  In the future, we may increase the amount up to a total of $7,500 per month based on the amount of services we require.  In addition, in 2005, Messrs. Hartenstein, Cox, Meyers, Chapman and Lederman advanced us an aggregate of $225,000 for payment of offering expenses on our behalf. These advances were repaid on June 8, 2006 from the proceeds of the Offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter’s fee of $3,000,000) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by November 30, 2007 or May 31, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by November 30, 2007, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable  for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our Offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  For a more complete discussion of the treatment of the underwriter’s purchase option and the warrants, see footnote 1 to the financial statements.

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  At this time, none of the line of credit has been exercised.

Other than the line of credit mentioned above and contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.  The securities held in the Trust Account are in the name of HD Partners Acquisition Corporation.

Contractual Obligations

In connection with our Offering, Morgan Joseph & Co., Inc. has agreed to defer payment of the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

 Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the Trust Account. However, the funds held in our Trust Account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of six months or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4.   Controls and Procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

There are no material legal proceedings pending nor, to our knowledge, threatened against us.

Item 1A — Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the Final Prospectus. You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2006, we entered into a warrant purchase agreement with certain of our Initial Stockholders for the sale of 2,250,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $2,250,000. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. The warrants sold were exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act.

On June 7, 2006, we consummated our Offering of 18,750,000 Units.  Each unit consists of one share of common stock and one warrant.  Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50.  The securities sold in the Offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-130531).

We paid a total of $10,500,000 in underwriting discounts and approximately $660,000 for costs and expenses related to the Offering. The underwriters agreed to defer $3,000,000 of their underwriter discounts until we complete a Business Combination. After deducting the undeferred underwriting discounts of $7,500,000 and the offering expenses, the total net proceeds we received from the Offering were approximately $144,090,000 of which $142,575,000 was deposited into the Trust Account.  The $142,575,000 includes the deferred underwriter discount of $3,000,000.  We have agreed to pay the Underwriters their deferred fee upon the consummation of a Business Combination and they have agreed to forfeit the amount if we do not consummate a Business Combination.

On June 7, 2006, we consummated the sale to Morgan Joseph & Co. Inc., for $100, an option to purchase up to a total of 1,875,000 Units. The Units issuable upon exercise of this option are identical to those sold in our Offering except that the warrants included in the Units have an exercise price of $6.875 (125% of the exercise price of the warrants included in the Units sold in the Offering and have a cashless exercise provision). This option is exercisable on a cashless basis at $10.00 per unit commencing on the later of the consummation of a Business Combination and June 1, 2007, and expiring five years from the date of the initial public offering (June 1, 2010). The purchase option is exercisable on a cashless basis.

For a more detailed description of the use of proceeds from our Offering and Private Placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5 — Other Information

The Units are quoted on the American Stock Exchange under the symbol HDP.U.

Item 6 — Exhibits.

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HD PARTNERS ACQUISITION CORPORATION

Date: August 14, 2006	By:	/s/ Eddy W. Hartenstein
Eddy W. Hartenstein
Chairman, President and Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Robert L. Meyers
Robert L. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)