Form 10-Q
period 2006-09-30
HD Partners Acquisition CORP
filed 2006-11-14
CIK 1347006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                       Accelerated filer ☐                                      Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 13, 2006, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

HD PARTNERS ACQUISITION CORPORATION
Table of Contents

Item 1. Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Balance Sheet

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,377,080	$154,239
Investments Held in Trust	144,473,659	—
Prepaid Expenses	87,284	—
Total Current Assets	$145,938,023	$154,239
Deferred Offering Costs	—	139,652
Deferred Tax Asset	141,899	—
Total Assets	$146,079,922	$293,891

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Offering Expenses	—	43,891
Income and Capital Taxes Payable	566,707	—
Accounts Payable and Accrued Expenses	27,187	2,013
Notes Payable, Stockholders	—	225,000
Deferred Interest	264,907	—
Deferred Underwriter Fees	3,000,000	—
Total Liabilities	3,858,801	270,904

Common Stock Subject to Possible Conversion, 3,748,125 Shares At Conversion Value	27,901,042	—

Commitments

Stockholders’ Equity
Preferred Stock, $.001 par value, 1,000,000 shares authorized; None issued or outstanding	—	—
Common Stock, $.001 par value, 60,000,000 shares authorized; 23,437,500 Shares (which Includes 3,748,125 Subject to Possible Conversion) and 4,687,500 Shares Issued and Outstanding, respectively	23,437	4,687
Additional Paid in Capital	113,190,621	20,313
Earnings/(Deficit) Accumulated during the Development Stage	1,106,021	(2,013)

Total Stockholders’ Equity	114,320,079	22,987

Total Liabilities and Stockholders’ Equity	$146,079,922	$293,891

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Operations
(Unaudited)

			For the period from
			December 6, 2005
	For the period from	For the period from	(inception)
	July 1, 2006 to	January 1, 2006 to	to September 30, 2006
	September 30, 2006	September 30, 2006	(cumulative)
Interest Income	$1,582,948	$1,959,314	1,959,314

Operating Expenses

General & Administrative	80,437	116,472	118,485

Net Income before Provision for Income Taxes	$1,502,511	$1,842,842	$1,840,829

Provision for Income Taxes	599,316	734,808	734,808

Net Income	$903,195	$1,108,034	$1,106,021

Weighted Average Number of Common Shares Outstanding — Basic and diluted	23,437,500	13,066,621	12,521,404

Net Income Per Share - Basic	$0.04	$0.08	$0.09

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

Cumulative Amounts from Inception (December 6, 2005) to September 30, 2006

				Earnings/(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total
Contributions from founding stockholders - December 13, 2005 at $.005 per share	4,687,500	$4,687	$20,313	$—	$25,000
Net Loss	—	—	—	(2,013)	(2,013)
Balance - December 31, 2005	4,687,500	$4,687	$20,313	$(2,013)	$22,987
Unaudited:

Sale of Founding Director Warrants	—	—	2,250,000	—	2,250,000

Sale of 18,750,000 Units Net of Underwriter’s Discount and Offering expenses (Includes 3,748,125 Shares Subject to Possible Conversion)	18,750,000	18,750	138,821,250	—	138,840,000
Proceeds Subject to Possible Conversion of 3,748,125 Shares	—	—	(27,901,042)	—	(27,901,042)
Sale of Underwriter Option	—	—	100	—	100

Net Income	—	—	—	1,108,034	1,108,034
Balance - September 30, 2006	23,437,500	$23,437	$113,190,621	$1,106,021	$114,320,079

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Cash Flows
(Unaudited)

		For the period from
	For the period from	December 6, 2005 (inception)
	January 1, 2006	to September 30, 2006
	to September 30, 2006	(cumulative)

Cash Flows From Operating Activities:

Net Income	$1,108,034	$1,106,021
Adjustments to reconcile net income to net cash used in operating activities:
Increase in Value of Investments Held in Trust	(1,898,659)	(1,898,659)
Increase in Deferred Income Tax Benefit	(141,899)	(141,899)
Increase in Deferred Interest	264,907	264,907
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Expenses	25,174	27,187
Increase in Income and Capital Taxes Payable	566,707	566,707
Increase in Prepaid Expenses	(87,284)	(87,284)
Net Cash Used in Operating Activities	(163,020)	(163,020)

Cash Flow from Investing Activities
Investments Placed in Trust	(142,575,000)	(142,575,000)

Net Cash Used in Investing Activities	(142,575,000)	(142,575,000)

Cash Flow from Financing Activities:
Proceeds from Public Offering	150,000,000	150,000,000
Proceeds from Founding Director Warrant Purchase	2,250,000	2,250,000
Proceeds from Issuance of Underwriter Option	100	100
Proceeds from Sale of Common Stock	—	25,000
Proceeds from Notes Payable, Stockholders	—	225,000
Payment of Notes Payable, Stockholders	(225,000)	(225,000)
Payment of Offering Costs	(8,064,239)	(8,160,000)
Net Cash Provided by Financing Activities	143,960,861	144,115,100

Net Increase in Cash	1,222,841	1,377,080

Cash at Beginning of Period	154,239

Cash at end of period	$1,377,080	$1,377,080

Supplemental schedule of non-cash financing activities:
Accrual of Deferred Underwriting Fees	$3,000,000	$3,000,000

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2006

1.   Basis of Presentation

The financial statements at September 30, 2006 and for the periods ended September 30, 2006 are unaudited. The condensed financial statements include the accounts of HD Partners Acquisition Corporation (the “Company”).  In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the three months and nine months then ended and for the period from December 6, 2005 (inception) through September 30, 2006.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.  The December 31, 2005 balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

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

2.   Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on December 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the media, entertainment or telecommunications industries.  At September 30, 2006, the Company had neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The majority of activity through September 30, 2006 relates to the Company’s formation, its initial public offering described below and searching for a target company with which to do a business combination. The Company has selected December 31 as its fiscal year-end.

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

Furthermore, there is no assurance that the Company will be able to effect a Business Combination. Upon the closing of the Offering, $142,575,000 (including $3,000,000 of deferred underwriter fees) was placed in a trust account (“Trust Account”) and commencing June 7, 2006, was invested in government securities until the earlier of: (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. All of the Company’s executive officers have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company’s first business combination must be with a business with a fair market value of at least 80% of the Company’s net asset value at the time of the acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 4,687,500 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding cash held in trust from the underwriter), has been classified as common stock subject to possible conversion on the accompanying balance sheet and 19.99% of the investment income on the Trust Account (net of income tax effect) has been recorded as deferred interest on the accompanying September 30, 2006 balance sheet.  In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriter’s discount (see Note 4).

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

Income Taxes

Deferred income taxes are provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred income tax asset consists of the following:

	September 30, 2006	December 31, 2005
Interest deferred for financial statement purposes	$105,901	$—
Expenses deferred for income purposes	35,998	700
Valuation allowance	—	(700)
Total	$141,899	$—

The effective tax rate differs from the statutory rate of 34% primarily due to the effect of state income taxes.

Net Income Per Common Share
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

Cash and Cash Equivalents
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
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

5.   Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $7,500 per month for such services commencing on June 1, 2006, the effective date of the Offering.  At this time, we are paying such affiliate $1,000 per month for such services.  The Statement of Operations includes $3,000 for the three months ended September 30, 2006,  $4,000 for the period January 1, 2006 to September 30, 2006 and $4,000 for the period from Inception (December 6, 2005) to September 30, 2006.

In addition, the Company paid to Morgan Joseph & Co., Inc. serving as the underwriting syndicate’s representative, seven percent (7%) of the gross proceeds of the Offering (the “Underwriters’ Discount”). Five percent (5%) of the gross proceeds ($7,500,000) was paid upon the closing of the Company’s Offering.  Morgan Joseph & Co., Inc. has agreed to defer payment of the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will be held in the Trust Account. If the Company does not complete a Business Combination, then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

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

8.   Line of Credit

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  There is no amount outstanding at September 30, 2006.

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

We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our Offering, the Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial transaction. The issuance of additional shares of our capital stock:

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

RESULTS OF OPERATIONS

Through September 30, 2006, our efforts have been primarily organizational activities, activities relating to our Offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not selected any potential target businesses. Beginning June 7, 2006 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the three months ended September 30, 2006 was $903,195 which consisted of $1,582,948 in interest income partially offset by $599,316 in income taxes and $80,437 in expenses consisting of $17,628 for D&O and other insurance, $5,659 for AMEX recurring listing fees, $18,750 for legal fees, $5,556 for travel expenditures, $9,062 for Delaware franchise taxes, $3,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, through June 30, 2006 for our office space and other general and administrative services, $3,000 for Trust Account administration, $6,558 for audit, $4,975 for accounting support, $3,550 for printing and SEC filings, $1,115 for telephone and $1,584 for other expenses.  The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.  $310,000 of estimated federal and state taxes were paid from Trust Account funds in the quarter.

Net income for the nine months ended September 30, 2006 was $1,108,034 which consisted of $1,959,314 in interest income partially offset by $734,808 in income taxes and $116,472 in expenses consisting of $23,376 for D&O insurance, $8,673 for AMEX recurring listing fees, $23,437 for legal fees, $7,204 for travel expenditures, $27,195 for Delaware franchise taxes, $4,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, through September 30, 2006 for our office space and other general and administrative services, $4,000 for Trust Account administration, $6,558 for audit, $4,975 for accounting support, $3,550 for printing and SEC filings, $1,417 for telephone and $2,087 for other expenses.  $310,000 of estimated federal and state taxes have been paid from Trust Account funds  for the nine months ended September 30, 2006.

Net income for the cumulative period from inception (December 6, 2005) to September 30, 2006 was $1,106,021 which consisted of $1,959,314 in interest income partially offset by $734,808 in income taxes and $118,485 in expenses consisting of $23,376 for D&O and other insurance, $1,000 for organization expenses, $8,673 for AMEX recurring listing fees, $23,437 for legal fees, $7,204 for travel expenditures, $27,195 for Delaware franchise taxes, $4,000 paid to Value Investments LLC, an affiliate of  Bruce Lederman, our Executive Vice President and Secretary, through June 30, 2006 for our office space and other general and administrative services, $4,000 for Trust Account administration, $6,558 for audit, $4,975 for accounting support, $3,550 for printing and SEC filings, $1,417 for telephone and $3,100 for other expenses.  The trustee of the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account out of the funds held in the Trust Account.  $310,000 of estimated federal and state taxes have been paid from Trust Account funds  from Inception to September 30, 2006.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000.  Including the underwriter’s discount of $3,000,000 held in the Trust Account, there was a total of $142,575,000 placed in the Trust Account upon closing of the Offering.  The remaining proceeds of approximately $1,515,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At September 30, 2006, we had cash outside of the Trust Account of $1,377,080, investments held in the Trust Account of $144,473,659, prepaid expenses of $87,284 and total liabilities of $3,858,801. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until May 31, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the Trust Account totaling $1,377,080 as of September 30, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, depending upon the type, size and nature of any possible Business Combination, we may need to do so.  However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

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

On June 7, 2006 we consummated our Offering of 18,750,000 Units.  Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50

The net proceeds we received from the Private Placement and the sale of our Units, after deducting certain offering expenses of approximately $660,000 and undeferred underwriting discounts of $7,500,000, were approximately $144,090,000 of which $142,575,000 is being held in a Trust Account at JP Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, as trustee. Included in the $142,575,000 held in trust is $3,000,000 of deferred underwriter discounts, which the underwriters have agreed to defer until the consummation of a Business Combination and to forfeit if we do not consummate a Business Combination.

We had available to the Company, at closing, approximately $1,515,000 of funds not held in trust from the Offering after paying certain offering expenses and underwriter discounts. We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before May 31, 2008.

However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with several of the Initial Stockholders, Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  Even with this line of credit, we cannot assure you that there will be sufficient funds to meet the expenditures required to complete a Business Combination by May 31, 2008.

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

Commencing on June 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $1,000 per month for office space and certain administrative services from Value Investments, LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary.  In the future, we may increase the amount up to a total of $7,500 per month based on the amount of services we require.  In addition, in 2005, Messrs. Hartenstein, Cox, Meyers, Chapman and Lederman advanced to us an aggregate of $225,000 for payment of offering expenses on our behalf. These advances were repaid on June 8, 2006 from the proceeds of the Offering that were allocated to pay offering expenses.

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

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  At this time, none of the line of credit has been exercised.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the Company or the Trust Account, we may not engage in any substantive commercial business.  Accordingly, until such time as we consummate a business combination, our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the Trust Account. However, the funds held in our Trust Account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of six months or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4.   Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, these officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 1A — Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the Final Prospectus filed with the SEC on June 2, 2006. You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended September 30, 2006.

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

HD PARTNERS ACQUISITION CORPORATION

Date: November 14, 2006	By:	/s/ Eddy W. Hartenstein
Eddy W. Hartenstein
Chairman, President and Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Robert L. Meyers
Robert L. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)