Form 10-K
period 2006-12-31
HD Partners Acquisition CORP
filed 2007-04-02
CIK 1347006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

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

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value per share

Warrants to purchase shares of Common Stock

(Title Of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 28, 2007, as reported on the American Stock Exchange, was approximately $140,812,500. As of March 28, 2007, there were 23,437,500 shares of common stock, par value $.001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K., references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to HD Partners Acquisition Corporation.

PART I

Item 1.     Business.

Introduction

HD Partners Acquisition Corporation (the “Company”, “we”, or “us”) is a blank check company organized under the laws of the State of Delaware on December 6, 2005. We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international assets or an operating business in the media, entertainment or telecommunications industries. To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination.  As of the date of this filing, we have not acquired any business operations nor entered into by definitive agreement with any target company.

Our executive offices are located 2601 Ocean Park Boulevard, Suite 320, Santa Monica, CA 90405 and our telephone number at that location is (310) 209-8308. We currently have a website at www.hdpartnersacquisition.com and consequently we  make available on the internet materials that we file with or furnish to the Securities and Exchange Commission.  We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

A registration statement for our initial public offering was declared effective on June 1, 2006.  On June 7, 2006, the Company sold 18,750,000 units (“Units”) in our initial public offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a Business Combination or one year from June 1, 2006, the effective date of the Offering and expiring June 1, 2010, four years from the effective date of the Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least 11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  We received gross proceeds of approximately $150,000,000 from our initial public offering, of which $142,575,000 was placed in trust.

On June 2, 2006, our units commenced trading on the American Stock Exchange under the symbol “HDP-U”.  Holders of HD Partners’ units were able to separately trade the common stock and warrants included in such units commencing August 1, 2006 and the trading in the units has continued under the symbol HDP-U. The common stock and warrants are quoted on the American Stock Exchange under the symbols HDP and HDP-WT, respectively.

Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including, investment bankers, business consultants, accountants and lawyers.   Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests.  We have also sought out owners and institutional owners of media, entertainment and telecommunications industry businesses and investment bankers or business brokerage companies that are active in the media, entertainment and telecommunications industry.

Overview

The media, entertainment and telecommunications industries include those companies which are involved in or support the creation, management, distribution or presentation of any form of content to individual consumers and businesses. Although we may consider a target business in any segment of the media, entertainment or telecommunications industries, we are concentrating our search for an acquisition candidate in the following sectors, among others:

•                Content distribution systems, networks and services (satellite, wireless and terrestrial);

•                Media portability products and services;

•                Services related to motion picture exhibition;

•                Live event entertainment and venue management;

•                Interactive television products and services;

•                Customer-premise equipment manufacturers;

•                Advertising products and services;

•                Content production and aggregation services;

•                Internet service providers;

•                Broadband network operators;

•                Internet related equipment, software and services;

•                In-home equipment installation and repair services; and

•                Direct marketing and call center services.

We intend to leverage the industry experience of our executive officers and directors by focusing our efforts on identifying a prospective target business in the media, entertainment or telecommunications industries.

Our Management Team

Our management team has extensive experience as senior executives in the media, entertainment and telecommunications industries. Eddy Hartenstein, Lawrence Chapman, Steven Cox and Robert Meyers have all held long-term senior executive positions at DIRECTV, Inc. Eddy Hartenstein, our Chairman, President and Chief Executive Officer, headed DIRECTV from its inception in 1990 until December 2003, during which time he led DIRECTV’s evolution from concept to the nation’s leading provider of digital television, with approximately 12.2 million customers and $7.7 billion in revenue through a combination of organic growth and acquisitions. Lawrence Chapman, our Executive Vice President, held multiple executive leadership positions within DIRECTV from its inception, including oversight of product development, programming, marketing and business affairs. Steven Cox, our Executive Vice President and Director, joined DIRECTV as its first general counsel shortly after commercial launch of service and held multiple executive leadership positions including oversight of strategic partnerships, business development and sales and distribution. Robert Meyers, our Chief Financial Officer, Treasurer and Director, joined DIRECTV as its Chief Financial Officer and later assumed executive oversight of customer satisfaction, which included the company’s installation and service network, customer service, marketing and customer retention activities. Bruce Lederman, our Executive Vice President and Secretary, was a senior partner at the law firm of Latham & Watkins LLP specializing in telecommunications transactions, and was extensively involved in all major negotiations involving the structuring and launch of the DIRECTV business on behalf of Hughes Aircraft Company (a predecessor to Hughes Electronics Corporation). In the course of their careers, management completed numerous strategic transactions and acquisitions and developed extensive contacts and relationships in these industries.

Effecting a Business Combination

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the initial public offering, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to initially effect only a single business combination.

We have not entered into any definitive agreement with a target business

To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.

Subject to the limitations that a target business or businesses have a collective fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. We do not intend to specifically target financially unstable, early stage or un-established companies; however, to the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

 Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members  of the  financial  community,  who  present  solicited  or  unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates.  Each member of our management team has been involved in the media, entertainment and telecommunications industries for a majority of, if not their entire, professional careers. In connection therewith, members of our management, as they have done in the past, frequently review newspaper articles and trade publications, and attend conferences and trade shows, which relate to the media, entertainment and telecommunications industries. We intend to engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business combination.

 Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of our net assets at the time of such transaction, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business in the media, entertainment or telecommunications industries. We have not established any other specific attributes (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management will consider, among other factors, the following:

•                financial condition and results of operation;

•                growth potential;

•                experience and skill of management and availability of additional personnel;

•                capital requirements;

•                competitive position;

•                barriers to entry;

•                stage of development of the products, processes or services;

•                degree of current or potential market acceptance of the products, processes or services;

•                proprietary features and degree of intellectual property or other protection of the products, processes or services;

•                regulatory environment;

•                costs associated with effecting the business combination; and

•                relative valuation multiples of similar publicly traded companies.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. We will engage independent third party consultants or experts to assist us in the due diligence process.  For additional information on such engagements, see below under the section entitled “Item 13 Certain Relationships and Related Transactions.”

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us or in connection with the consummation of the initial business combination.

 Fair market value of target business

The initial target business or businesses with which we engage in a business combination must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition, including any amount held in the trust account subject to the conversion rights described below. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of our net assets at the time of acquisition. The fair market value of any such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. If we do obtain such an opinion, we will provide details with respect to how such opinion may be obtained from us in the Current Report on Form 8-K which we file to disclose our entering into the acquisition agreement. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

 Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination although this may entail the acquisition of several operating businesses. We may not be able to engage in a business combination with more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the transaction with one or more of the target businesses would not be satisfied, bringing the fair market value of the initial business combination below the required fair market value of 80% of net assets threshold. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike entities that have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•                subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•                result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While certain of our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

 Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the business combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the stockholder vote required to approve any business combination, all of our founding stockholders have agreed to vote the shares of common stock owned by them prior to the initial public offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquire shares of common stock in or following the initial public offering, they will vote such acquired shares in favor of a business combination. As a result, any of our founding stockholders that acquire shares during or after the initial public offering may not exercise conversion rights with respect to those shares in the event that the business combination transaction is approved. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 19.99%, will be entitled to receive their pro rata portion of the trust account (net of taxes payable). Additionally, we will not propose a business combination to our stockholders which includes a provision that such business combination will not be consummated if stockholders owning less than 19.99% vote against such business combination and exercise their conversion rights as described herein. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described below.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder, other than our founding stockholders, the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The conversion rights do not apply to shares outstanding prior to the initial public offering. The actual per-share conversion price will be equal to the amount in the trust account, prior to deduction of any deferred costs and inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, and calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the initial public offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be $7.604 or $0.396 less than the per unit offering price of $8.00. Because the initial per share conversion price is $7.604 per share (plus any interest net of taxes payable), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

If a business combination is approved, stockholders that vote against the business combination and elect to convert their shares of common stock to cash will be entitled to receive their pro-rata portion of the $3.0 million ($0.16 per share) of deferred underwriting discount held in the trust account.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the initial public offering, both exercise their conversion rights and vote against the business combination. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 19.99%, will be entitled to receive their pro rata portion of the trust account (net of taxes payable).

Liquidation if no business combination

Pursuant to the terms of the trust agreement between us and American Stock Transfer and Trust Company, and only as part of any plan of dissolution and distribution in accordance with the applicable provisions of the Delaware General Corporate Law if we do not complete a business combination within 18 months after the consummation of the initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and promptly liquidate and distribute only to our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable). In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our board has agreed to dissolve after the expiry of those time periods (assuming that there has been no business combination consummated), and furthermore, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders. Our founding stockholders have waived their rights to participate in any liquidation of our trust account in connection with our dissolution with respect to shares of common stock owned by them immediately prior to the initial public offering and to vote their shares of common stock in favor of any plan of dissolution and distribution which we will submit to a vote of our stockholders. Upon the liquidation of our trust account as part of our dissolution, the underwriters have agreed to waive any right they may have to the $3.0 million of deferred underwriting discount currently being held in the trust account. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of dissolution, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account or, if necessary, from funds available from our limited recourse line of credit. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

If we were to expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.604 or $0.396 less than the per unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $7.604, plus interest (net of taxes payable, which taxes, if any, shall be paid from the trust account), due to claims of creditors. Although we seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Chairman and all of our executive officers have agreed pursuant to agreements with us and Morgan Joseph & Co. Inc. that, if we distribute the proceeds held in trust to our public stockholders, they will be personally liable only if a vendor or a prospective target business does not provide a valid and enforceable waiver to any rights or claims to the trust account to pay debts and obligations to vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the initial public offering not held in the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account.  Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations.

We believe the likelihood of our Chairman and executive officers having to indemnify the trust account is limited because we endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also have access to $1.2 million in funds available outside the trust account and a subordinated revolving line of credit of $750,000 made available to us by our Chairman and executive officers with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and distribution currently estimated at approximately $50,000 to $75,000). The indemnification provisions are set forth in the amended and restated insider letters, dated as of May 26, 2006, executed by each of our officers. The insider letters were amended to specifically set forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, prospective target business or other entity, the indemnification will not be available. The amended and restated insider letters executed by each of our officers, dated as of May 26, 2006, are exhibits to Amendment no. 8 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 30, 2006. In the event that the board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of the initial public offering (or within 24 months after the consummation of the initial public offering if the extension criteria described below have been satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we will seek stockholder approval to liquidate our trust account to our public stockholders as soon as reasonably possible as part of our plan of dissolution and distribution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of the initial public offering, or within 24 months after the consummation of the initial public offering if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest and inclusive of the $3,000,000 deferred underwriter’s fee. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have also agreed to vote in favor of any plan of dissolution and distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust account or, if necessary, from funds available under our limited recourse line of credit. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the initial public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, we will have the ability to draw upon our limited recourse line of credit made available from certain of our executive officers and directors. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will make liquidating distributions to our stockholders as soon as reasonably possible as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is minimal.

We expect that all costs associated with the implementation and completion of our plan of dissolution and distribution, which we currently estimate to be approximately $50,000 to $75,000, will be funded by any funds not held in our trust account or, if necessary, from funds available under our limited resource line of credit, although we cannot assure you that there will be sufficient funds for such purpose

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

•                our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•                upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;

•                if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

•                if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including  liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of the initial public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of the initial public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

Competition for target businesses

In identifying, evaluating and selecting a target business, we encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•                our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•                our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•                the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•                our outstanding warrants and unit purchase option, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

Additionally, we face competition from other blank check companies that have formed recently, a number of which may consummate a business combination in any industry they choose. We may therefore be subject to competition from these companies, which are seeking to consummate a business plan similar to ours and which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours.

Any of these factors may place us at a competitive disadvantage in negotiating a business combination. Our management believes, however, that our status as a public entity and our potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective to us in acquiring a target business with significant growth potential on favorable terms.

If we effect a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Financial Information

We will not acquire an operating business in the media, entertainment or telecommunications industries if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business or assets we seek to acquire. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted accounting standards. To the extent that this requirement cannot be met, we will not be able to effect a business combination with the proposed target business. Our management believes that although the requirement of having available financial information for the target business or assets may limit the pool of potential target businesses or assets available for acquisition, the narrowing of the pool is not expected to be material.

Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Employees

HD Partners has five directors and five officers. These individuals are not obligated to contribute any specific number of hours to HD Partners’ business per week, and they intend to devote only as much time as they deem necessary to HD Partners’ affairs. HD Partners has no paid employees. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained elsewhere in this Annual Report before making a decision to invest in our securities.

RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVE.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the media, entertainment or telecommunications industries. To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination. We will not generate any revenues or income, other than interest on the trust account funds, until, at the earliest, after the consummation of a business combination. The financial statements do not include any adjustments that might result from our ability to consummate the initial public offering or our ability to operate as a going concern.

IF WE ARE FORCED TO DISSOLVE BEFORE THE COMPLETION OF A BUSINESS COMBINATION, OUR PUBLIC STOCKHOLDERS WILL RECEIVE LESS THAN $8.00 PER SHARE UPON DISTRIBUTION OF THE TRUST ACCOUNT AND OUR WARRANTS WILL EXPIRE WORTHLESS.

If we are unable to complete a business combination, and are forced to liquidate the trust account as part of our plan of dissolution and distribution, the per-share liquidation price received by our public stockholders from the trust account will be less than $8.00 because of the expenses of the initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination after the initial public offering. Following our dissolution, and upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amounts not held in the trust account, the funds made available under the line of credit or the indemnification provided by certain of our officers and directors) approximately $7.604 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable thereon), which includes $3.0 million ($0.16 per unit) of deferred underwriting discounts and commissions and the $2,250,000 ($0.12 per unit) purchase price of the founding director warrants; provided, however that our Chairman and certain of our executive officers have agreed to indemnify us for all creditor claims, only to the extent we do not obtain valid and enforceable waivers from vendors, prospective target businesses or other entities, in order to protect the amounts held in the trust account. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate the trust account as part of our plan of dissolution and distribution in the event we do not complete a business combination within the required time periods. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section below entitled “Proposed Business—Effecting a Business Combination—Plan of Dissolution and Liquidation if no Business Combination.”

IF THE CASH NOT HELD IN TRUST IS INSUFFICIENT TO ALLOW US TO OPERATE FOR AT LEAST 24 MONTHS FROM THE CONSUMMATION OF OUR INITIAL PUBLIC OFFERING, WE MAY BE UNABLE TO COMPLETE A BUSINESS COMBINATION.

We believe that the funds held by us outside the trust account (including $750,000 available to us from a limited recourse line of credit) are sufficient to allow us to operate until at least June 7, 2008 (which is a minimum of 24 months from our initial public offering), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates are accurate. We could use a portion of these funds to engage consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to prevent a target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we may not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

BECAUSE OF OUR LIMITED RESOURCES AND THE SIGNIFICANT COMPETITION FOR BUSINESS COMBINATION OPPORTUNITIES, INCLUDING NUMEROUS COMPANIES WITH A BUSINESS PLAN SIMILAR TO OURS, IT MAY BE MORE DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

     Based on publicly available information, approximately 80 similarly structured blank check companies have completed initial public offerings since August 2003, and numerous others have filed registration statements.  Of these companies, only 19 companies have consummated a business combination, while 20 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another four will be liquidating.  Accordingly, there are approximately 37 blank check companies with more than $3.1 billion in trust that have filed registration statements and are or will be seeking to enter into a business combination.  While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 39 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

     We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of media, entertainment or telecommunications assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of this offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

     We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS FROM THE TRUST ACCOUNT AS PART OF OUR PLAN OF DISSOLUTION AND DISTRIBUTION WILL BE LESS THAN $7.604 PER SHARE.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.604 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and dissolve the company, our Chairman and executive officers will be personally liable, if we did not obtain a valid and enforceable waiver from any vendor, prospective target business or other entity of any rights or claims to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our Chairman and executive officers will be able to satisfy those obligations. We believe the likelihood of our Chairman and executive officers having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to $1.2 million in funds available outside the trust account and a subordinated revolving line of credit of $750,000 made available to us by our Chairman and executive officers with which to pay any such potential claims (including costs and expenses incurred in connection with our plan of dissolution and distribution currently estimated at approximately $50,000 to $75,000). The indemnification provisions are set forth in the amended and restated insider letters, dated as of May 26, 2006, executed by each of our officers. The insider letters were amended to specifically set forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, prospective target business or other entity, the indemnification will not be available. The amended and restated insider letters executed by each of our officers, dated as of May 26, 2006, are exhibits to Amendment no. 8 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 30, 2006. In the event that our board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from our trust account as part of its liquidation could be liable for claims made by creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

OUR STOCKHOLDERS MAY BE HELD LIABLE FOR CLAIMS BY THIRD PARTIES AGAINST US TO THE EXTENT OF DISTRIBUTIONS RECEIVED BY THEM.

We will dissolve and liquidate our trust account to our public stockholders if we do not complete a business combination within 18 months after the consummation of the initial public offering (or within 24 months after the consummation of the initial public offering if the extension criteria described below have been satisfied). Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and distribution, we do not intend to comply with those procedures. In the event that the Board recommends and the stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities was insufficient, stockholders who received a return of funds could be liable for claims made by creditors. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

WE WILL DISSOLVE AND LIQUIDATE IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION

Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of the initial public offering, or within 24 months after the consummation of the initial public offering if the extension criteria described below have been satisfied our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any interest. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, of the trust account from our remaining assets outside of the trust fund or, if necessary, from funds available under our limited recourse line of credit. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of the initial public offering our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, we will have the ability to draw upon our limited recourse line of credit made available from certain of our executive officers and directors. In addition, our Chairman and certain of our officers have agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, we will make liquidating distributions to our public stockholders as soon as reasonably possible as part of our plan of dissolution and distribution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Our Chairman and certain of our executive officers have agreed to indemnify us, to the extent we do not obtain valid and enforceable waivers from vendors, prospective target businesses or other entities,  for all creditor claims in order to protect the amounts held in the trust account. In the event that the board recommends and our stockholders approve a plan of dissolution and distribution where it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

IF WE DO NOT CONSUMMATE A BUSINESS COMBINATION AND DISSOLVE, PAYMENTS FROM THE TRUST ACCOUNT TO OUR PUBLIC STOCKHOLDERS MAY BE DELAYED.

We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•                our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution as well as the board’s recommendation of such plan;

•                upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

•                if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

•                if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including  liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released.  Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

WE MAY ISSUE SHARES OF OUR CAPITAL STOCK TO COMPLETE A BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

Our amended and restated certificate of incorporation authorizes the issuance of up to 60,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. Immediately after the initial public offering, there were 11,812,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•                may significantly reduce the equity interest of investors in the initial public offering;

•                may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•                will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•                may adversely affect prevailing market prices for our common stock.

THE ABILITY OF OUR STOCKHOLDERS TO EXERCISE THEIR CONVERSION RIGHTS MAY NOT ALLOW US TO EFFECTUATE THE MOST DESIRABLE BUSINESS COMBINATION OR OPTIMIZE OUR CAPITAL STRUCTURE.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

WE MAY ISSUE NOTES OR OTHER DEBT SECURITIES, OR OTHERWISE INCUR SUBSTANTIAL DEBT, TO COMPLETE A BUSINESS COMBINATION, WHICH MAY ADVERSELY AFFECT OUR LEVERAGE AND FINANCIAL CONDITION.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

•                default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•                acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•                our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•                covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•                our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

OUR ABILITY TO EFFECT A BUSINESS COMBINATION AND TO EXECUTE ANY POTENTIAL BUSINESS PLAN AFTERWARDS WILL BE TOTALLY DEPENDENT UPON THE EFFORTS OF OUR KEY PERSONNEL, SOME OF WHOM MAY BE EXISTING PERSONNEL OF A TARGET BUSINESS FOR WHOM WE WOULD HAVE ONLY A LIMITED ABILITY TO EVALUATE.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although some of our key personnel may become associated with the target business following a business combination, some or all of the management of the target business may remain in place. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms, which would be determined at such time between the respective parties and which may be a term of the business combination, as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to a business combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’s management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination.

IF MANAGEMENT WERE TO NEGOTIATE TO BE RETAINED BY THE COMPANY POST-BUSINESS COMBINATION AS A CONDITION TO ANY POTENTIAL BUSINESS COMBINATION, SUCH NEGOTIATIONS MAY RESULT IN A CONFLICT OF INTEREST.

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our officers and directors, including any compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

OUR OFFICERS AND DIRECTORS MAY ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

OUR OFFICERS AND DIRECTORS ARE CURRENTLY AFFILIATED WITH ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE CONDUCTED BY US AND ACCORDINGLY, MAY HAVE CONFLICTING FIDUCIARY DUTIES IN DETERMINING TO WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED. WE MAY SEEK A BUSINESS COMBINATION WITH A TARGET BUSINESS WITH WHICH ONE OR MORE OF OUR FOUNDING STOCKHOLDERS MAY BE AFFILIATED.

Certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have conflicting fiduciary obligations with regard to presenting certain potential business opportunities to those entities that may be of interest to us. Our officers and directors may in the future become affiliated with other entities, including other “blank check” companies, engaged in business activities similar to those we intend to conduct. Certain members of our management, identified below, are affiliated with the following entities: Mr. Hartenstein, our chairman, president and chief executive officer, with Thomson Multimedia S.A., SanDisk Corp., and XM Satellite Radio Holdings Inc; and Mr. Lederman, our executive vice president and secretary, with Industrial Equity Capital, LLC. In the event any of these companies determine to sell assets, spin-off a business division or otherwise divest themselves of business interests in the media, entertainment or telecommunications industries, we may pursue such opportunities as our management becomes aware of them. Our existing officers, directors and stockholders are not currently aware of any specific opportunities to consummate a business combination with any entities with which they are affiliated, whether by virtue of the sale of assets, spin-off, divestiture or otherwise, and there have been no preliminary discussions or indications of interest with any such entity or entities. Although we are not specifically focusing on, or targeting any, transaction with any affiliated entities, we would consider such a transaction if any such opportunity were presented to us, without first seeking to consummate a business combination with a non-affiliated entity, although we are unaware of any such actual or potential transaction as of the date of this Annual Report. If we became aware of and pursued an opportunity to seek a business combination with a target business with which one or more of our founding stockholders may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination. Each of Messrs. Hartenstein, Chapman and Cox have entered into agreements with their former employer pursuant to which they have agreed to forbear from certain activities, including the disclosure or use of any proprietary information obtained while working for the former employer. Mr. Hartenstein’s agreement expired on December 31, 2006 and Mr. Chapman’s agreement expired on August 31, 2006.  Mr. Cox’s agreement expired on March 30, 2007. Mr. Cox’s agreement also restricts him from any activity which is competitive with his former employer where it is reasonably likely that he would disclose or utilize any such confidential or proprietary information in the conduct of such activities. Mr. Cox does not intend to disclose or use any such confidential or proprietary information in connection with our business. We do not believe that any of these restrictions will prevent us from identifying an acquisition candidate or completing a business combination.

NONE OF OUR OFFICERS OR DIRECTORS, OR ANY OF THEIR AFFILIATES, HAS EVER BEEN ASSOCIATED WITH A BLANK CHECK COMPANY WHICH COULD ADVERSELY AFFECT OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of the initial public offering. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account as part of our plan of dissolution and distribution. If we dissolve the company and liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR SECURITIES THAT WILL NOT PARTICIPATE IN THE LIQUIDATION OF THE TRUST ACCOUNT AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE FOR A BUSINESS COMBINATION.

All of our officers and directors, directly or indirectly, own shares of common stock in our company that were issued prior to the initial public offering but have waived their right to receive distributions with respect to these shares upon the liquidation of the trust account if we are unable to complete a business combination. Additionally, certain of our officers and directors, or their designees, have purchased $2,250,000 of warrants directly from us in a private placement transaction concurrently with the closing of the initial public offering at a purchase price of $1.00 per warrant. The purchase of founding director warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the founding stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The shares and warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of these individuals may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, our officers and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

PERSONS WHO WERE STOCKHOLDERS PRIOR TO OUR INITIAL PUBLIC OFFERING WILL NOT RECEIVE REIMBURSEMENT FOR ANY OUT-OF-POCKET EXPENSES INCURRED BY THEM TO THE EXTENT THAT SUCH EXPENSES EXCEED THE PORTION OF NET PROCEEDS OF THE OFFERING THAT IS NOT PLACED IN THE TRUST ACCOUNT, UNLESS THE BUSINESS COMBINATION IS CONSUMMATED, AND THEREFORE THEY MAY HAVE A CONFLICT OF INTEREST.

Persons who were stockholders prior to our initial public offering will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the portion of net proceeds of the offering that was not placed in the trust account, unless a business combination is consummated. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

IF OUR COMMON STOCK BECOMES SUBJECT TO THE SEC’S PENNY STOCK RULES, BROKER-DEALERS MAY EXPERIENCE DIFFICULTY IN COMPLETING CUSTOMER TRANSACTIONS AND TRADING ACTIVITY IN OUR SECURITIES MAY BE ADVERSELY AFFECTED.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•                make a special written suitability determination for the purchaser;

•                receive the purchaser’s written agreement to a transaction prior to sale;

•                provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•                obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS.

The net proceeds from the initial public offering and the sale of the founding director warrants provided us with approximately $139,575,000 (excluding approximately $3,000,000 being held in the trust account which represent deferred underwriting discounts and commissions and including the $2,250,000 purchase price of the founding director warrants), which we may use to complete a business combination, including expenses in connection therewith. Our initial business combination must be with a business or businesses with a fair market value of at least 80% of our net assets at the time of such transaction. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets. Although as of the date of this Annual Report we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses.

Accordingly, the prospects for our ability to effect our business strategy may be:

•                  solely dependent upon the performance of a single business; or

•                  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A PARTICULAR BUSINESS COMBINATION.

Although we believe that the net proceeds of the initial public offering is sufficient to allow us to consummate a business combination, in as much as we have not yet entered into a definite agreement with any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise) and if we have exhausted the limited recourse line of credit totaling $750,000 and made available to us by certain of our officers and directors, we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would dissolve and liquidate the trust account as part of our plan of dissolution and distribution, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Except for the limited recourse line of credit in the aggregate amount of $750,000, none of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

PERSONS WHO WERE STOCKHOLDERS PRIOR TO OUR INITIAL PUBLIC OFFERING, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING STOCKHOLDER VOTE.

Persons who were stockholders prior to our initial public offering (including all of our officers and directors) collectively owned 20% of our issued and outstanding shares of common stock. Our officers and directors, or their designees, also purchased $2.25 million of warrants directly from us concurrently with the closing of the initial public offering at a price per warrant of $1.00. The purchase of the founding director warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could allow the persons who were stockholders prior to our initial public offering to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. These warrants cannot be sold until after consummation of a business combination; however, they may be able to transfer such warrants in certain limited circumstances such as by will in the event of their death, but the transferees receiving such warrants will be subject to the same sale restrictions imposed on our officers and directors and their designees.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, initially only a minority of the board of directors will be considered for election and the persons who were stockholders prior to our initial public offering, because of their ownership position, have considerable influence regarding the outcome. Accordingly, the persons who were stockholders prior to our initial public offering will continue to exert control at least until the consummation of a business combination. In addition, the persons who were stockholders prior to our initial public offering and their affiliates and relatives are not prohibited from purchasing units, shares of common stock or warrants in the open market. If they do, we cannot assure you that the persons who were stockholders prior to our initial public offering will not have considerable influence upon the vote in connection with a business combination.

OUR FOUNDING DIRECTOR WARRANTS ARE NON-REDEEMABLE PROVIDED THEY ARE HELD BY THE INITIAL PURCHASERS OR THEIR PERMITTED TRANSFEREES, WHICH COULD PROVIDE SUCH PURCHASERS THE ABILITY TO REALIZE A LARGER GAIN THAN OUR PUBLIC WARRANTS HOLDERS.

The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

•                  in whole and not in part;

•                  at a price of $.01 per warrant;

•                  upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•                  if, and only if, the last sale price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

As a result of the founding director warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the founding director warrants, or their permitted transferees, could realize a larger gain than our public warrant holders.

OUR OUTSTANDING WARRANTS AND UNIT PURCHASE OPTION MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

In connection with the initial public offering, as part of the units and in connection with the sale of 2,250,000 founding director warrants, we issued warrants to purchase 21,000,000 shares of common stock. We also issued an option to purchase 1,875,000 units to Morgan Joseph & Co. Inc. which, if exercised, will result in the issuance of an additional 1,875,000 shares of common stock and 1,875,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and Morgan Joseph & Co. Inc.’s unit purchase option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and unit purchase option are exercised, you may experience dilution to your holdings.

IF PERSONS WHO WERE STOCKHOLDERS PRIOR TO OUR INITIAL PUBLIC OFFERING AND HOLDERS OF THE FOUNDING DIRECTOR WARRANTS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

Persons who were stockholders prior to our initial public offering are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before June 2, 2009. In addition, the holders of the founding director warrants can demand that we register those warrants and the underlying shares of common stock at anytime after the founding director warrants become exercisable by their terms.  If the persons who were stockholders prior to our initial public offering and the holders of the founding director warrants exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 4,687,500 shares of common stock and 2,250,000 warrants and/or up to 2,250,000 shares of common stock issued upon exercise of the founding director warrants that will be eligible for trading in the public market. The presence of this additional number of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

THE AMERICAN STOCK EXCHANGE MAY DELIST OUR SECURITIES FROM TRADING ON ITS EXCHANGE IN THE FUTURE, WHICH COULD LIMIT OUR INVESTORS’ ABILITY TO EFFECT TRANSACTIONS IN OUR SECURITIES AND SUBJECT US TO ADDITIONAL TRADING RESTRICTIONS.

Our securities are listed on the American Stock Exchange, a national securities exchange.  We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with our initial business combination, if any, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•                  a limited amount of news and analyst coverage for our company;

•                  a decreased ability to issue additional securities or obtain additional financing in the future; and

•                  a decreased ability of our stockholders to sell their securities in certain states.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT MORE DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•                restrictions on the nature of our investments; and

•                restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•                registration as an investment company;

•                adoption of a specific form of corporate structure; and

•                reporting, record keeping, voting, proxy compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and distribution. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and distribution and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

OUR DIRECTORS MAY NOT BE CONSIDERED “INDEPENDENT” UNDER THE POLICIES OF THE NORTH AMERICAN SECURITIES ADMINISTRATORS ASSOCIATION, INC. AND WE THUS MAY NOT HAVE THE BENEFIT OF INDEPENDENT DIRECTORS EXAMINING OUR FINANCIAL STATEMENTS AND THE PRIORITY OF EXPENSES INCURRED ON OUR BEHALF SUBJECT TO REIMBURSEMENT.

All of our officers and directors own shares of our common stock, and no salary or other compensation has been or will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. Although we believe that two of the members of our board of directors are “independent” as that term is commonly used, under the policies of the North American Securities Administrators Association, Inc., because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, it is likely that state securities administrators would take the position that we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there is no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf have been and will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

SINCE WE HAVE NOT YET PUBLICLY IDENTIFIED A PROSPECTIVE TARGET BUSINESS WITH WHICH TO COMPLETE A BUSINESS COMBINATION, INVESTORS IN OUR SECURITIES ARE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE TARGET BUSINESS’S OPERATIONS.

Since we have not yet publicly identified a prospective target, investors have no current basis to evaluate the possible merits or risks of the target business’s operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

ACQUISITIONS THAT WE MAY UNDERTAKE WOULD INVOLVE A NUMBER OF INHERENT RISKS, ANY OF WHICH COULD CAUSE US NOT TO REALIZE THE BENEFITS ANTICIPATED TO RESULT.

It is possible that, following our initial acquisition, our strategy will include expanding our operations and other capabilities through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as:

•                uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates;

•                the potential loss of key customers, management and employees of an acquired business;

•                the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•                problems that could arise from the integration of the acquired business; and

•                unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with these acquisition candidates.

RISKS ASSOCIATED WITH THE MEDIA, ENTERTAINMENT

AND TELECOMMUNICATIONS INDUSTRIES

THE MEDIA, ENTERTAINMENT AND TELECOMMUNICATIONS INDUSTRIES ARE HIGHLY CYCLICAL, WHICH MAY AFFECT OUR FUTURE PERFORMANCE AND ABILITY TO SELL OUR PRODUCTS AND, IN TURN, HURT OUR PROFITABILITY.

Media, entertainment and telecommunications products and services tend to be relatively expensive and buyers tend to defer purchases during periods of economic weakness. Conversely, during periods of economic strength, media, entertainment and telecommunications sales frequently exceed expectations. As a consequence, revenues and earnings for media, entertainment and telecommunications companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of these media, entertainment and telecommunications industries, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect the business, financial condition, and results of operations of any target businesses that we may acquire.

THE SPECULATIVE NATURE OF THE MEDIA, ENTERTAINMENT AND TELECOMMUNICATIONS INDUSTRIES MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

Certain segments of the media, entertainment and telecommunications industries are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular service or entertainment offering depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, our operations may be adversely affected.

CHANGES IN TECHNOLOGY MAY REDUCE THE DEMAND FOR THE PRODUCTS OR SERVICES WE MAY OFFER FOLLOWING A BUSINESS COMBINATION.

The media, entertainment and telecommunications industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

IF, FOLLOWING A BUSINESS COMBINATION, THE PRODUCTS OR SERVICES THAT WE MARKET OR SELL ARE NOT ACCEPTED BY THE PUBLIC, OUR RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

Certain segments of the media, entertainment and telecommunications industries are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs and tastes. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

THE MEDIA, ENTERTAINMENT AND TELECOMMUNICATIONS INDUSTRIES ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH COULD ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY UPON CONSUMMATION OF A BUSINESS COMBINATION.

The media, entertainment and telecommunications industries are rapidly evolving and intensely competitive. We expect competition to intensify in the future. Many of the competitors we will face upon consummation of a business combination may have significantly greater financial, technical, marketing and other resources than we do. In addition, the management of our competitors may have greater operating resources and experience in their respective industries. Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results of operations and prospects could be materially adversely affected.

WE MAY NOT BE ABLE TO COMPLY WITH GOVERNMENT REGULATIONS THAT MAY BE ADOPTED WITH RESPECT TO THE MEDIA, ENTERTAINMENT OR TELECOMMUNICATIONS INDUSTRIES.

Certain segments of the media, entertainment and telecommunications industries, including wireline and wireless telecommunications networks, broadcast networks and radio stations, have historically been subject to substantial government regulation. In the past, the regulatory environment, particularly with respect to the telecommunications industry and the television and radio industry, has been fairly rigid. In addition to regulations we may be subject to following a business combination, we may also be required to seek Federal Communications Commission or other regulatory approvals in order to consummate our initial business combination. Obtaining such approvals may cause delays which may hinder our ability to consummate our initial business combination within the required time frame. We cannot assure you that regulations currently in effect or adopted in the future will not have a material adverse affect on our ability to acquire a particular media, entertainment or telecommunications target or on any target business acquired by us.

WE MAY BE UNABLE TO PROTECT OR ENFORCE THE INTELLECTUAL PROPERTY RIGHTS OF ANY TARGET BUSINESSES THAT WE ACQUIRE.

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, trade dress, and trade secrets will be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Our competitors may file patent applications or obtain patents and proprietary rights that block or compete with our patents. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our competitive position and business. Depending on the target business or businesses that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business or businesses that we will acquire, we expect that the target business or businesses will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation.

IF WE ARE ALLEGED TO HAVE INFRINGED ON THE INTELLECTUAL PROPERTY OR OTHER RIGHTS OF THIRD PARTIES, IT COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND INVALIDATION OF OUR PROPRIETARY RIGHTS.

If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and restrict our ability to publish and distribute the infringing or defaming content.

SINCE WE MAY ACQUIRE A TARGET BUSINESS IN THE MEDIA, ENTERTAINMENT OR TELECOMMUNICATIONS INDUSTRIES THAT IS LOCATED OUTSIDE THE UNITED STATES, WE MAY ENCOUNTER RISKS SPECIFIC TO ONE OR MORE COUNTRIES IN WHICH WE ULTIMATELY OPERATE.

If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. Additionally, if the acquired company is in a developing country our operations may not develop in the same way or at the same rate as might be expected in the United States. The additional risks we may be exposed to in these cases include but are not limited to:

•                tariffs and trade barriers;

•                regulations related to customs and import/export matters;

•                tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•                cultural and language differences;

•                an inadequate banking system;

•                foreign exchange controls;

•                restrictions on the repatriation of profits or payment of dividends;

•                crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•                nationalization or expropriation of property;

•                law enforcement authorities and courts that are inexperienced in commercial matters; and

•                deterioration of political relations with the United States.

FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

EXCHANGE CONTROLS AND WITHHOLDING TAXES MAY RESTRICT OUR ABILITY TO UTILIZE OUR CASH FLOW.

If we combine with a target business that has operations outside the United States, we may be subject to existing or future rules and regulations on currency conversion or corporate withholding taxes on dividends that may affect our ability to utilize our cash flow effectively, repatriate profits or pay dividends.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.   Properties.

HD Partners maintains executive offices at 2601 Ocean Park Boulevard, Suite 320 Santa Monica, CA 90405. The cost for this space is included in a $1,000 per-month fee that HD Partners pays for general and administrative services to Value Investments LLC, an entity of which Mr. Bruce Lederman, our Executive Vice President and Secretary, is the managing member.  The Company may pay up to $7,500 per month for general and administrative services in the future if there is a need for an increase in the amount of services required.  HD Partners believes, based on rents and fees for similar services in the Santa Monica, California area, that the fees charged by Value Investments are at least as favorable as HD Partners could have obtained from an unaffiliated person. HD Partners considers its current office space adequate for current operations.

We consider our office space adequate for our current operations.

Item 3.   Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period ended December 31, 2006.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

HD Partners’ common stock, warrants and units are each traded on the American Stock Exchange under the symbols HDP, HDP-W and HDP-U, respectively. HD Partners’ units commenced public trading on June 2, 2006 and its common stock and warrants commenced public trading on August 1, 2006.

The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the HD Partners common stock, warrants and units as reported on the American Stock Exchange. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	American Stock Exchange
	HD Partners Common Stock				HD Partners Warrants				HD Partners Units
	High		Low		High		Low		High	Low
2006 Second Quarter	$	n/a	$	n/a	$	n/a	$	n/a	$8.02	$7.85
2006 Third Quarter		$7.30		$7.10		$0.69		$0.54	$8.00	$7.71
2006 Fourth Quarter		$7.36		$7.06		$0.68		$0.45	$7.95	$7.45

On March 28, 2007, the closing prices of the common stock, units and warrants of HD Partners were $7.51, $8.05 and $0.59, respectively.

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Eddy W. Hartenstein	922,500
Robert L. Meyers(1)	922,500
Bruce R. Lederman(2)	922,500
Lawrence N. Chapman(3)	922,500
Steven J. Cox(4)	922,500
Henry Goldberg(5)	37,500
Martin E. Gottlieb(6)	37,500
All directors and executive officers as a group (seven individuals)	4,687,500

(1)             Mr. Meyers is the chief financial officer, treasurer and a director of our company. Includes 922,500 shares of common stock owned by the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996. Mr. Meyers and his spouse serve as the trustees of the trust. The beneficiary of the trust is Mr. and Mrs. Meyers’ son.

(2)             Mr. Lederman is an executive vice president and the secretary of our company. Includes 922,500 shares of common stock owned by the Lederman Family Trust dated January 17, 2000. Mr. Lederman and his spouse serve as trustees of the trust. The Lederman Family Trust dated January 17, 2000 has been established for the benefit of Mr. Lederman and his spouse.

(3)             Mr. Chapman is an executive vice president of our company. Includes 922,500 shares of common stock owned by the Chapman Revocable Family Trust Dated February 27, 2001. Mr. Chapman and his spouse are the trustees of the trust. The Chapman Revocable Family Trust Dated February 27, 2001 has been established for the benefit of Mr. and Mrs. Chapman’s children.

(4)             Mr. Cox is an executive vice president and a director of our company. Includes 922,500 shares of common stock owned by the Cox-King Family Living Trust, established for the benefit of Mr. Cox and his spouse. Mr. Cox and his spouse serve as trustees of the trust.

(5)             In April 2006, each of Mr. Hartenstein, the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996, the Lederman Family Trust dated January 17, 2000, the Chapman Revocable Family Trust Dated February 27, 2001 and the Cox-King Family Living Trust, sold 5,000 shares of common stock at a price of $.008 per share to Mr. Goldberg.

(6)             In April 2006, each of Mr. Hartenstein, the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996, the Lederman Family Trust dated January 17, 2000, the Chapman Revocable Family Trust Dated February 27, 2001 and the Cox-King Family Living Trust, sold 5,000 shares of common stock at a price of $.008 per share to Mr. Gottlieb.

In December 2005, we issued 2,500,000 shares of our common stock to Mr. Hartenstein, the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996, the Lederman Family Trust dated January 17, 2000, the Chapman Revocable Family Trust Dated February 27, 2001 and the Cox-King Family Living Trust, for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.01 per share, in  connection  with  our organization  pursuant to the exemption from  registration  contained in Section 4(2)  of  the  Securities  Act as  they  were  sold  to  sophisticated,  wealthy persons.  No underwriting  discounts or commissions were paid with respect to such sales. In April 2006, each of Mr. Hartenstein, the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996, the Lederman Family Trust dated January 17, 2000, the Chapman Revocable Family Trust Dated February 27, 2001 and the Cox-King Family Living Trust, sold 5,000 shares of common stock at a price of $.008 per share to each of Messrs. Goldberg and Gottlieb, two of our directors.

In April 2006, we effected a .25-for-1 stock split in the form of a dividend lowering the purchase price of our common stock to $.008 per share. In May 2006, we effected a .5 for 1 stock split in the form of a dividend further lowering the purchase price of our common stock to $.005 per share.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-130531), and which related to the initial public offering of our units, was June 2, 2006. Each unit consisted of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock. A total of 18,750,000 units were registered at a proposed maximum aggregate offering price of $150,000,000.

The offering was consummated on June 7, 2006.  The underwriters of the offering were Morgan Joseph & Co. Inc., GunnAllen Financial, Inc., Southwest Securities Corp. and Legend Merchant Capital Group.  A total of 18,750,000 units were sold in the offering for an aggregate offering price of $150,000,000. Each of our units commenced trading its component share of common stock and warrant separately on August 1, 2006.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000.  $145,536,328 is currently being held in trust and the remaining funds of $1,228,722 are being held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through June 2008, assuming that a business combination is not consummated during that time.  We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

No expenses of the offering were paid to any of our officers and directors or any of their respective affiliates. We did, however, repay certain of our officers and directors for loans they made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans that we repaid was $225,000. These loans were non-interest bearing.  All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Repurchases of Equity Securities.

None

Item 6.   Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by Goldstein Golub Kessler LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

SELECTED FINANCIAL DATA

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Income statement data

Interest income	$3,592,913	—
Total expenses	217,526	2,013

Net income before provision for income taxes	3,375,387	(2,013)
Provision for income taxes	1,346,449	—

Net income	$2,028,938	(2,013)

Basic earnings per share	$0.13	—

Diluted earnings per share	$0.13	—

Weighted average shares outstanding – basic and diluted	15,680,651	4,687,500

	December 31, 2006	December 31, 2005
Balance sheet data

Cash	$1,228,722	154,239
Investments held in trust	145,536,328	—
Other current assets	63,996	—
Other Assets	453,194	139,652

Total assets	$147,282,240	293,891

Total liabilities	4,140,215	270,904
Common stock, subject to possible redemption	27,901,042	—
Total stockholders' equity	115,240,983	22,987

Total liabilities and stockholders' equity	$147,282,240	293,891

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our Offering, we have been actively searching for a suitable Business Combination candidate. We currently have not entered into any definitive agreement with any potential target businesses. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the Offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a Business Combination, or return the proceeds of the Offering held in the Trust Account to investors.  Consistent with the disclosures in our prospectus, we have focused our search on companies in the media/ entertainment and telecommunications industries, which include but are not limited content distribution (satellite, wireless and terrestrial), media portability products and services, services related to motion picture exhibition, live event entertainment and venue management, interactive television products and services, customer-premise equipment manufacturers, advertising products and services, content production and aggregation services, internet service providers, broadband network operators, internet related equipment, software and services, in-home equipment installation and repair services and direct marketing and call centers services.  We cannot assure investors that we will find a suitable Business Combination in the allotted time.

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

RESULTS OF OPERATIONS

Through December 31, 2006, our efforts have been primarily organizational activities, activities relating to our Offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. We currently have no operating business and have not entered into a definitive agreement with any potential target businesses. Beginning June 7, 2006 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the twelve months ended December 31, 2006 was $2,028,938 which consisted of $3,592,913 in interest income partially offset by $1,346,449 in income taxes and $217,526 in expenses consisting of $41,004 for D&O and other insurance, $14,333 for AMEX recurring listing fees, $42,187 for legal fees, $9,325 for travel expenditures, $62,314 for Delaware franchise taxes, $7,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $7,000 for Trust Account administration, $12,558 for audit, $8,060 for accounting support, $5,630 for printing and SEC filings, $3,616 for telephone and $4,499 for other expenses.  Funds from the Trust Account are used to pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $1,090,000 of estimated federal and state taxes were paid from Trust Account funds during 2006.

Net loss for the period from December 6, 2005 (Inception) to December 31, 2005 was $(2,013) which consisted of $0 in interest income offset by $(2,013) in expenses which consisted of $1,000 of organization costs and $1,013 of Franchise Tax.

Net income for the cumulative period from inception (December 6, 2005) to December 31, 2006 was $2,026,925 which consisted of $3,592,913 in interest income partially offset by $1,346,449 in income taxes and $219,539 in expenses consisting of $41,004 for D&O and other insurance, $1,000 for organization expenses, $14,333 for AMEX recurring listing fees, $42,187 for legal fees, $9,325 for travel expenditures, $62,527 for Delaware franchise taxes, $7,000 paid to Value Investments LLC, an affiliate of  Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $7,000 for Trust Account administration, $12,558 for audit, $8,060 for accounting support, $5,630 for printing and SEC filings, $3,616 for telephone and $5,299 for other expenses.  Funds from the Trust Account will pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $1,090,000 of estimated federal and state taxes have been paid from Trust Account funds from Inception to December 31, 2006.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000.  Including the underwriter’s discount of $3,000,000 held in the Trust Account, there was a total of $142,575,000 placed in the Trust Account upon closing of the Offering.  The remaining proceeds of approximately $1,515,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At December 31, 2006, we had cash outside of the Trust Account of $1,228,722, investments held in the Trust Account of $145,536,328, prepaid expenses of $63,996, long term assets of $453,194 and total liabilities of $4,140,215. We believe that the funds available to us outside of the Trust Account is sufficient to allow us to operate until June 7, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the Trust Account totaling $1,228,722 as of December 31, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, depending upon the type, size and nature of any possible Business Combination, we may need to do so.  However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay Value Investments LLC an aggregate fee of $1,000 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Value Investments LLC.  In the future, we may need to increase that fee, up to an amount not to exceed $7,500 per month

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

On June 1, 2006 we entered into an agreement with certain of our Initial Stockholders for the sale of 2,250,000 warrants in a Private Placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.50. The warrants were sold at a price of $1.00 per warrant, generating net proceeds of $2,250,000.

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

We had available to the Company, at closing, approximately $1,515,000 of funds not held in trust from the Offering after paying certain offering expenses and underwriter discounts. We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before June 7, 2008.

However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with several of the Initial Stockholders, Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  Even with this line of credit, we cannot assure you that there will be sufficient funds to meet the expenditures required to complete a Business Combination by June 7, 2008.

Over this time period, June 1, 2006 to June 7, 2008, we currently anticipate incurring expenses for the following purposes:

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

If we are unable to find a suitable target business by December 7, 2007 or June 7, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by December 7, 2007, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable  for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

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

Contractual Obligations

In connection with our Offering, Morgan Joseph & Co. Inc. has agreed to defer payment of the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

The Company has entered into an engagement agreement with Morgan Joseph & Co. Inc. whereby Morgan Joseph & Co. Inc. will provide financial advisory and investment banking services to the Company.  For a more complete discussion of this engagement, see below under the section entitled “Item 13 Certain Relationships and Related Transaction.”

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant.

Item 8.   Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of Eddy Hartenstein, our principal executive officer, and Robert Meyers, our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, Mr. Hartenstein and Mr. Meyers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
Eddy W. Hartenstein	55	Chairman, President and Chief Executive Officer
Robert L. Meyers	59	Chief Financial Officer, Treasurer and Director
Bruce R. Lederman	64	Executive Vice President and Secretary
Lawrence Chapman	51	Executive Vice President
Steven J. Cox	44	Executive Vice President and Director
Henry Goldberg	67	Director
Martin E. Gottlieb	60	Director

Eddy W. Hartenstein has been our Chairman, President and Chief Executive Officer since December 2005. Mr. Hartenstein retired on December 31, 2004 from his position as Vice Chairman of The DIRECTV Group, Inc. (formerly Hughes Electronics Corporation) and as a member of The DIRECTV Group Board of Directors. Prior thereto, Mr. Hartenstein was Chairman and CEO of DIRECTV, Inc., from 2001 to 2003. Mr. Hartenstein was also President of DIRECTV, Inc. from its inception in 1990 to 2001, where he was responsible for assembling the DIRECTV management team and guiding its strategic efforts to develop the business infrastructure necessary to launch the U.S. direct-to-home entertainment distribution service. From 1987 through 1990, Mr. Hartenstein was Senior Vice President of Hughes Communications, Inc. Between 1984 and 1987, Mr. Hartenstein served as President of Equatorial Communications Services Company, which was subsequently acquired by GTE. Prior to joining Equatorial, Mr. Hartenstein was Vice President of Hughes Communications, from 1981 to 1984. Mr. Hartenstein joined Hughes Aircraft Company in 1972. Before transferring to Hughes Communications in 1981, he held a succession of engineering, operations, and program management positions at Hughes Aircraft Company’s Space and Communications Division and NASA’s Jet Propulsion Laboratory. Mr. Hartenstein received Bachelor’s degrees in Aerospace Engineering and Mathematics from California State Polytechnic University, Pomona in 1972. He received an M.S. degree in Applied Mechanics from Cal Tech in 1974 while a Hughes Aircraft Company Masters Fellow. Mr. Hartenstein currently serves on the Board of Directors of Thomson S.A., SanDisk Corp., XM Satellite Radio Holdings Inc. and the Consumer Electronics Association. Mr. Hartenstein was elected as a member of the National Academy of Engineering in 2001and was inducted into the Broadcasting & Cable Hall of Fame in 2002.

Robert L. Meyers has been our Chief Financial Officer, Treasurer and a director since December 2005.  From 2004 until December 2005, Mr. Meyers was retired and managing his personal portfolio. From 2001 to 2004, Mr. Meyers was an Executive Vice President of DIRECTV, Inc., a unit of Hughes Electronics Corporation (which changed its name to The DIRECTV Group in 2004). In this position, Mr. Meyers was responsible for customer satisfaction, which included the installation and service network, customer service, marketing and customer loyalty and retention. Prior to this position, Mr. Meyers was Executive Vice President and Chief Financial Officer of DIRECTV, Inc., from 1996 to 2001, where he was responsible for all internal and external financial affairs for DIRECTV, Inc. Mr. Meyers joined DIRECTV, Inc. in 1996 from the corporate headquarters of Hughes Electronics, where he served a dual role as Director of Investor Relations and Corporate Financial Planning. From 1989 to 1993, Mr. Meyers was Controller of Electro-Optical and Data Systems Group, a unit of Hughes Aircraft Company. With Hughes since 1972, Mr. Meyers held progressively responsible finance positions within the company. Prior to appointments at Space and Communications Group Finance and the Commercial Satellite Systems Division, he participated in the Corporate Business Management Development Rotation program with assignments in Radar Systems Group, Missile Systems Group, Malibu Research Laboratories and Electro-Optical and Data Systems Group.

Mr. Meyers earned his Bachelor’s and Master’s degree in Business Administration from the University of Southern California in 1970 and 1972, respectively.

Bruce R. Lederman has been our Executive Vice President and Secretary since December 2005 and served as a director from December 2005 through April 2006. Mr. Lederman is currently a member of Industrial Equity Capital, LLC, a private investment firm, which he joined as a founding member in 2002. Mr. Lederman is currently managing member of Value Investments, LLC, a private investment firm.  From 1999 to 2004, he was Chief Operating Officer, Vice Chairman and Co-founder of AssureSat, Inc., a company formed to design, build and operate geo-synchronous satellites. From 1994 to 2000, Mr. Lederman co-founded and served as Vice Chairman of Unisite, Inc., a company which built and purchased telecommunications towers for the wireless industry. Mr. Lederman retired in 1999 as a senior partner from the law firm of Latham & Watkins, which he joined in 1968. Mr. Lederman obtained his LLB, cum laude, from Harvard Law School in 1967 and received a B.S. in Economics, cum laude, from the Wharton School of Finance & Commerce, University of Pennsylvania in 1964. He attended the London School of Economics at the University of London where he studied Economics from 1962 to 1963.

Lawrence Chapman has been our Executive Vice President since December 2005 and served as a director from December 2005 through April 2006. Mr. Chapman retired from Hughes Electronics Corporation (which changed its name to The DIRECTV Group in 2004) in August 2004, with his most recent assignment as President and Chief Operating Officer of DIRECTV’s Latin American operation, at the time the region’s largest pay television service with offerings in over 28 countries. Mr. Chapman was appointed as President of DIRECTV Latin America, LLC (a partnership between DIRECTV Latin America Holdings, a subsidiary of Hughes Electronics Corp., Darlene Investments LLC, an affiliate of the Cisneros Group of Companies, and Grupo Clarin), to lead the reorganization of the company under Chapter 11 of the U.S. Bankruptcy Code. DIRECTV Latin America emerged from Chapter 11 in April 2004. From August 2001 through December 2002, Mr. Chapman was Executive Vice President in charge of DIRECTV’s Product Development, Marketing and Advertising organizations. From March 2000 through August 2001, Mr. Chapman was President of DIRECTV Global Digital Media Inc., a subsidiary of Hughes Electronics Corporation). Between 1990 and 2000, Mr. Chapman served in a number of capacities at DIRECTV including Senior Vice President of Programming, Senior Vice President of Special Markets and Distribution, and Vice President of Business Affairs. Before his assignments with DIRECTV, a business unit of Hughes Electronics Corporation, Mr. Chapman served in various business development roles at Hughes Communications Inc., a satellite services subsidiary of Hughes Electronics Corporation. From 1985 to 1989, Mr. Chapman was Deputy General Manager at JCSat, a Tokyo-based satellite services joint venture between Hughes Communications, Itochu Corporation and Mitsui and Company, Ltd. Mr. Chapman holds MS and BS degrees in Electrical Engineering from the University of Florida. Mr. Chapman served as a member of the Board of Directors of TiVo, Inc. from 1999 to 2003 and as a member of the Board of Directors of PanAmSat Corporation in 2003.

Steven J. Cox has been our Executive Vice President and a director since December 2005. From September 2001 to March 2005, he served as Executive Vice President of DIRECTV, Inc., a business unit of Hughes Electronics Corporation (which changed its name to The DIRECTV Group, Inc. in 2004). In this position, Mr. Cox was responsible for overseeing all aspects of the company’s sales and distribution strategy, including national sales accounts, distributor and buying groups, new sales programs, direct sales, commercial sales and programs for multiple dwelling units, as well as the sales operations function supporting these activities. Prior to overseeing sales and distribution, Mr. Cox served as Executive Vice President of DIRECTV Global Digital Media from April 2000 to September 2001 and as Senior Vice President of New Ventures from March 1997 to April 2000, where he was responsible for structuring and negotiating DIRECTV’s strategic partnerships, acquisitions and investments, as well as developing new business opportunities. As Senior Vice President of New Ventures, Mr. Cox also oversaw DIRECTV’s regulatory and legislative affairs and DIRECTV’s Signal Integrity unit. Mr. Cox joined DIRECTV in 1995 as Vice President, Business Affairs and General Counsel. Prior to his involvement with DIRECTV, he was corporate counsel for Science Applications International Corporation (SAIC) from July 1992 to January 1995. Mr. Cox’s primary responsibilities at SAIC included acquisitions and divestitures, strategic alliances and joint ventures. Before joining SAIC, Mr. Cox was an associate with the law firm of Gray, Cary, Ames and Frye from 1990 to 1992 and Latham & Watkins LLP from 1988 to 1990. From July 2005 to November 2006, Mr. Cox was a director of MDU Communications, Inc. and acted as a consultant to MDU Communications, Inc. from November 2005 through April 2006. Mr. Cox received a Bachelor of Science degree in business administration in May 1983 from the University of Illinois at Urbana-Champaign. He also received his J.D. at Stanford Law School in June 1987.

Henry Goldberg has been a Director since April 2006. He is a founding partner of Goldberg, Godles, Wiener & Wright, a telecommunications and information technology law firm in Washington D.C. formed in 1983. From 1975 to 1983, Mr. Goldberg was a partner with Verner, Liipfert, Berhard & McPherson in Washington D.C. From 1971 through 1975, Mr. Goldberg was Deputy General Counsel & General Counsel in the White House Office of Telecommunications Policy. Mr. Goldberg received an A.B. degree from Boston University in 1961 and received his LLB, cum laude, from Columbia University in 1964. Mr. Goldberg is a member of the American Bar Association (ABA) Committee on Agency Rule Making and its Special Committee on Communications. Mr. Goldberg was the past Chairman of the ABA Committee on Communications. He is also a member of the International Bar Association (IBA) and former Co-Chairman of its Communications Committee. Mr. Goldberg is a member of the Federal Communications Bar Association (FCBA) and has been the Co-Chairman of the FCBA Engineering and Technical Practice Committee from 1996 to the present.

Martin E. Gottlieb has been a Director since April 2006. Mr. Gottlieb is a founder and Managing Director of Argent Group Ltd., a boutique investment banking firm specializing in asset-based structured financings of capital assets. Serving as Argent’s President and Chief Executive Officer since its formation in 1982, Mr. Gottlieb has been responsible for the overall management and direction of the firm. Prior to forming Argent in 1982, Mr. Gottlieb was Vice President and Head of the Leveraged Leasing Group at Bank of America. In this capacity, he was responsible for transaction origination, placement and implementation and had profit center responsibility for the Group. Mr. Gottlieb started his career at the First National Bank of Chicago. Mr. Gottlieb is an honors graduate of Long Island University with a Bachelor of Science degree in Business Administration earned in 1973 and holds an MBA degree from the University of Chicago earned in 1976.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Robert L. Meyers and Steve Cox, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eddy Hartenstein, Martin E. Gottlieb and Henry Goldberg, will expire at the second annual meeting.

These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify and effect an acquisition although we cannot assure you that they will, in fact, be able to do so.

Each of Messrs. Hartenstein, Chapman and Cox have entered into agreements with their former employer pursuant to which they have agreed to forbear from certain activities, including the disclosure or use of any proprietary information obtained while working for the former employer.  Mr. Hartenstein’s agreement expired on December 31, 2006 and Mr. Chapman’s agreement expired on August 31, 2006.  Mr. Cox’s agreement expired on March 30, 2007. Mr. Cox’s agreement also restricts him from any activity which is competitive with his former employer where it is reasonably likely that he would disclose or utilize any such confidential or proprietary information in the conduct of such activities. Mr. Cox does not intend to disclose or use any such confidential or proprietary information in connection with our business. We do not believe that any of these restrictions will prevent us from identifying an acquisition candidate or completing a business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  All of these reports were filed in a timely manner.

Director Independence

Our board of directors has determined that Messrs. Goldberg and Gottlieb are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended. We intend to locate and appoint at least two additional independent directors to serve on the board of directors and one additional independent director to each serve on our audit committee and our nominating committee within one year of the completion of the initial public offering (i.e. by June 7, 2007).

Board Committees

Our board of directors has an audit committee and a nominating committee. Our board of directors has adopted a charter for these committees as well as a code of conduct and ethics that governs the conduct of our directors, officers and employees.

Audit Committee

Our audit committee consists of Henry Goldberg, and Martin Gottlieb. Mr. Gottlieb serves as the chairman of our audit committee. The independent directors we appointed to our audit committee are each an independent member of our board of directors, as defined by the rules of the SEC. Our board of directors has determined that Mr. Gottlieb qualifies as an “audit committee financial expert,” as such term is defined by SEC rules. We intend to locate and appoint at least one additional independent director on our audit committee within one year of the completion of the initial public offering (i.e. by June 7, 2007).

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit also recommends the firm selected to be our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before the company engages its independent accountant to render audit or permitted non-audit services, the engagement will be approved by the board of directors or audit committee.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Mr. Goldberg and

Mr. Gottlieb, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others. We intend to locate and appoint at least one additional independent director on our nominating committee within one year of the completion of the initial public offering (i.e. by June 7, 2007).

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

None of our officers or directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the section entitled “Risk Factors—Our officers and directors are currently affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. We may seek a business combination with a target business with which one or more of our initial stockholders may be affiliated.” Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination.

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

Since our officers and directors own shares of our common stock that will be released from escrow only if a business combination is completed and may own warrants that will expire worthless if a business combination is not consummated, these persons may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and timely completing a business combination and securing release of their stock.

If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our initial stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such initial stockholders may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

If our management negotiates to be retained post business combination as a condition to any potential business combination, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

With respect to potential conflicts relating to potential business combinations, in general, prior to availing themselves personally of a business opportunity, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to the subject corporation if:

       the corporation could financially undertake the opportunity;

       the opportunity is within the corporation’s line of business; and

       it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. While a director with such a conflict may decide to recuse himself, we cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Each of our directors has, or may come to have, conflicting fiduciary obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Our officers and directors have fiduciary obligations to those companies on whose board of directors they sit. To the extent that they  identify business opportunities that may be suitable for the entities or other companies on whose board of directors they may sit, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless any other entity to which they owe such a fiduciary obligation and any successors to such entities have declined to accept such opportunities. Additionally, certain of our directors and officers are directors of companies, both public and private, that may perform business activities in the media, entertainment and telecommunications industries similar to those that we may perform after consummating a business combination.

In connection with the stockholder vote required to approve any business combination, all of our initial stockholders have agreed to vote the shares of common stock owned by them prior to the initial public offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our initial stockholders have also agreed that if they acquire shares of common stock in or following the initial public offering, they will vote such acquired shares in favor of a business combination. Accordingly, any shares of common stock acquired by initial stockholders in the open market will not have the same right to vote as public stockholders with respect to a potential business combination (since they are required to vote in favor of a business combination). Additionally, our initial stockholders will not have conversion rights with respect to shares acquired during or subsequent to the initial public offering (since they may not vote against a business combination), except upon our liquidation as part of any plan of dissolution and distribution. In addition, with respect to shares of common stock owned by them prior to the initial public offering, they have agreed to waive their respective rights to participate in any liquidation including the liquidation of our trust account as part of our plan of dissolution and distribution to our public stockholders, as well as to vote for any plan of dissolution and distribution submitted to our stockholders, occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the initial public offering and not with respect to any shares acquired in our initial public offering or the open market.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. Such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination and we expect that such independent banking firm will be a consenting expert.

Item 11.   Executive Compensation.

Executive Compensation

No executive officer has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through the acquisition of a target business, we have agreed to pay Value Investments, LLC up to $7,500 per month for use of office space, utilities, administrative, technology and secretarial services.  We are currently paying to Value Investments, LLC $1,000 per month for such services. Mr. Lederman, our Executive Vice President, and Secretary, is the managing member of Value Investments, LLC. This arrangement is being agreed to by Value Investments, LLC for our benefit and is not intended to provide Mr. Lederman compensation in lieu of salary. We believe, based on rents and fees for similar services in the Los Angeles area, that the fee charged by Value Investments, LLC is at least as favorable as we could have obtained from an unaffiliated third party. Other than up to this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Discussion and Analysis

Summary Compensation Table

No compensation was paid or accrued during the fiscal year ended December 31, 2006 to (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

2006 Grants of Plan-Based Awards

There were no equity awards during the fiscal year ended December 31, 2006 to (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

Employment Agreement

The Company is not a party to any formal employment agreements.

Fiscal Year 2006 Stock Option Awards

The Company did not award any stock options in 2006.

Compensation Actions in 2007

The Company has not made any bonus or salary awards for performance during 2006, nor has it approved any stock option awards for 2006 performance.

Outstanding Equity Awards at Fiscal 2006 Year-End

There were no grants of stock options outstanding on December 31, 2006, the last day of the fiscal year, held by each of (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

2006 Option Exercises and Stock Vested

The were no exercises of options to purchase our common stock by (1) our President and Chief Executive Officer, (2) our Chief Financial Officer or (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer during the fiscal year ended December 31, 2006.

Pension Benefits

The Company does not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

The Company does not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change in Control

The Company is not party to any agreements, employment or otherwise, the terms of which obligate the Company to make payments and provide benefits to the Company’s executive officers in the event of a termination of employment.

2006 Director Compensation

No compensation was earned or paid by or to our non-employee directors in 2006.

Director Compensation Policy

The Company does not currently pay any fees to our directors.

Performance Graph

We have not included the performance graph index as we became a reporting company on June 2, 2006.  We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as March 28, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by::

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                  each of our officers and directors; and

•                  all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Eddy W. Hartenstein	922,500	3.94%
Robert L. Meyers(2)	922,500	3.94%
Bruce R. Lederman(3)	922,500	3.94%
Lawrence N. Chapman(4)	922,500	3.94%
Steven J. Cox(5)	922,500	3.94%
Henry Goldberg(6)	37,500	*
Martin E. Gottlieb(7)	37,500	*
All directors and executive officers as a group (seven individuals)	4,687,500	20.0%

*       Less than 1%

(1)          The business address of each of the individuals is 2601 Ocean Park Boulevard, Suite 320, Santa Monica, CA 90405.

(2)          Mr. Meyers is the chief financial officer, treasurer and a director of our company. Includes 922,500 shares of common stock owned by the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996. Mr. Meyers and his spouse serve as the trustees of the trust. The beneficiary of the trust is Mr. and Mrs. Meyers’ son.

(3)          Mr. Lederman is an executive vice president and the secretary of our company. Includes 922,500 shares of common stock owned by the Lederman Family Trust dated January 17, 2000. Mr. Lederman and his spouse serve as trustees of the trust. The Lederman Family Trust dated January 17, 2000 has been established for the benefit of Mr. Lederman and his spouse.

(4)          Mr. Chapman is an executive vice president of our company. Includes 922,500 shares of common stock owned by the Chapman Revocable Family Trust Dated February 27, 2001. Mr. Chapman and his spouse are the trustees of the trust. The Chapman Revocable Family Trust Dated February 27, 2001 has been established for the benefit of Mr. and Mrs. Chapman’s children.

(5)          Mr. Cox is an executive vice president and a director of our company. Includes 922,500 shares of common stock owned by the Cox-King Family Living Trust, established for the benefit of Mr. Cox and his spouse. Mr. Cox and his spouse serve as trustees of the trust.

(6)   Mr. Goldberg is a director of our company.

(7)   Mr. Gottlieb is a director of our company.

Certain of our officers and directors, or their designees, concurrently with the closing of our initial public offering, such persons purchased in a private placement transaction a combined total of 2,250,000 warrants from us at a price of $1.00 per warrant. These warrants, which we collectively refer to as the founding director warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $2,250,000 purchase price of the founding director warrants were added to the proceeds of the initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described herein, then the $2,250,000 purchase price of the founding director warrants will become part of the liquidation amount distributed to our public stockholders from our trust account as part of any plan of dissolution and distribution and the founding director warrants will expire worthless.

Our initial stockholders, which include all of our officers and directors, collectively, beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

All of the shares of our common stock outstanding prior to the date of our initial public offering were placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•        three years following the date of the commencement of our initial public offering;

•        our liquidation; and

•        the consummation of a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities, except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and thus we liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our initial public offering.

Each of Messrs. Chapman, Cox, Hartenstein, Lederman and Meyers is deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

Item 13.   Certain Relationships and Related Transactions.

In December 2005, we issued 2,500,000 shares of our common stock to the individuals set forth below for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.01 per share, as follows:

	Number
Name	of Shares	Relationship to Us
Eddy W. Hartenstein	500,000	Chairman, President and Chief Executive Officer
Robert L. Meyers(1)	500,000	Chief Financial Officer, Treasurer and Director
Bruce R. Lederman(2)	500,000	Executive Vice President and Secretary
Lawrence N. Chapman(3)	500,000	Executive Vice President
Steven J. Cox(4)	500,000	Executive Vice President and Director

(1)          Includes 500,000 shares of common stock owned by the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996. Mr. Meyers and his spouse serve as the trustees of the trust. The beneficiary of the trust is Mr. and Mrs. Meyers’ son.

(2)          Includes 500,000 shares of common stock owned by the Lederman Family Trust dated January 17, 2000. Mr. Lederman and his spouse serve as trustees of the trust. The Lederman Family Trust dated January 17, 2000 has been established for the benefit of Mr. Lederman and his spouse.

(3)          Includes 500,000 shares of common stock owned by the Chapman Revocable Family Trust Dated February 27, 2001. Mr. Chapman and his spouse are the trustees of the trust. The Chapman Revocable Family Trust Dated February 27, 2001 has been established for the benefit of Mr. and Mrs. Chapman’s children.

(4)          Includes 500,000 shares of common stock owned by the Cox-King Family Living Trust, established for the benefit of Mr. Cox and his spouse. Mr. Cox and his spouse serve as trustees of the trust.

In April 2006, we effected a .25-for-1 stock split in the form of a dividend lowering the purchase price of our common stock to $.008 per share. In May 2006, we effected a .5 for 1 stock split in the form of a dividend further lowering the purchase price of our common stock to $.005 per share.

Following the stock splits described above, there were 4,687,500 shares of common stock outstanding as follows:

Number
Name	of Shares
Eddy W. Hartenstein	922,500
Robert L. Meyers(1)	922,500
Bruce R. Lederman(2)	922,500
Lawrence N. Chapman(3)	922,500
Steven J. Cox(4)	922,500
Henry Goldberg(5)	37,500
Martin Gottlieb(6)	37,500

(1)          Includes 922,500 shares of common stock owned by the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996. Mr. Meyers and his spouse serve as the trustees of the trust. The beneficiary of the trust is Mr. and Mrs. Meyers’ son.

(2)          Includes 922,500 shares of common stock owned by the Lederman Family Trust dated January 17, 2000. Mr. Lederman and his spouse serve as trustees of the trust. The Lederman Family Trust dated January 17, 2000 has been established for the benefit of Mr. Lederman and his spouse.

(3)          Includes 922,500 shares of common stock owned by the Chapman Revocable Family Trust Dated February 27, 2001. Mr. Chapman and his spouse are the trustees of the trust. The Chapman Revocable Family Trust Dated February 27, 2001 has been established for the benefit of Mr. and Mrs. Chapman’s children.

 (4)          Includes 922,500 shares of common stock owned by the Cox-King Family Living Trust, established for the benefit of Mr. Cox and his spouse. Mr. Cox and his spouse serve as trustees of the trust.

(5)   In April 2006, each of Mr. Hartenstein, the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996, the Lederman Family Trust dated January 17, 2000, the Chapman Revocable Family Trust Dated February 27, 2001 and the Cox-King Family Living Trust, sold 5,000 shares of common stock at a price of $.008 per share to Mr. Goldberg.

(6)   In April 2006, each of Mr. Hartenstein, the Robert Lewis Meyers and Karen L. Meyers Family Trust dated December 11, 1996, the Lederman Family Trust dated January 17, 2000, the Chapman Revocable Family Trust Dated February 27, 2001 and the Cox-King Family Living Trust, sold 5,000 shares of common stock at a price of $.008 per share to Mr. Gottlieb.

Certain of our officers and directors, or their designees, concurrently with the closing of the initial public offering, collectively purchased a combined total of 2,250,000 of our warrants from us at a price of $1.00 per warrant. These warrants, which we collectively refer to as the founding director warrants, will not be sold or transferred by the purchasers who initially purchased these warrants from us until the completion of our initial business combination. The $2,250,000 purchase price of the founding director warrants was added to the proceeds of the initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described herein, then the $2,250,000 purchase price of the founding director warrants will become part of the liquidation amount distributed to our public stockholders from our trust account as part of any plan of dissolution and distribution and the founding director warrants will expire worthless.

The holders of the majority of the 4,687,500 shares, together with the holders of the founding director warrants, are entitled to require us, on up to two occasions, to register these shares and the 2,250,000 founding director warrants and the 2,250,000  shares of common stock underlying the founding director warrants, pursuant to an agreement signed on the date of our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of our initial public offering. In addition, these stockholders and the holders of the founding director warrants have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow or the founding director warrants become exercisable, as the case may be. We will bear the expenses incurred in connection with the filing of any such registration statements.

Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox have agreed to provide us with a limited recourse revolving line of credit under which we may have up to $750,000 outstanding borrowings at any time. The revolving line of credit terminates upon the earlier of the completion of a business combination, or the completion of our plan of dissolution and distribution (as such borrowings may be used to pay costs, expenses and claims in connection with any such dissolution and liquidation). The revolving line of credit will bear no interest and has no recourse against the funds in the trust account, which funds will be distributed to the public stockholders if we do not consummate a business combination within the requisite time periods. It is possible that we could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to dissolve.

We have agreed to pay Value Investments, LLC up to $7,500 per month for use of office space, utilities, administrative, technology and secretarial services.  We are currently paying to Value Investments, LLC $1,000 per month for such services. Bruce Lederman, our Executive Vice President and Secretary, is the managing member of Value Investments, LLC.

Each of Messrs. Chapman, Cox, Hartenstein, Lederman and Meyers is deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the media, entertainment and telecommunications industries. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the media, entertainment and telecommunications industries.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including the provision of the loans by our officers and directors, will be on terms believed by us at that time, based upon other similar arrangements know to us, to be no less favorable than are available from unaffiliated third parties and any transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

In connection with our Offering, Morgan Joseph & Co. Inc. has agreed to defer payment of the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.  The Company has also entered into an engagement agreement with Morgan Joseph & Co. Inc. whereby Morgan Joseph & Co. Inc. will provide financial advisory and investment banking services to the Company.  In the event the Company consummates a business combination it will be obligated to pay to Morgan Joseph & Co. Inc. an aggregate fee of $300,000 ($50,000 of which has already been paid in the form of a non-refundable deposit) plus reimbursement of Morgan Joseph & Co. Inc.’s out of pocket expenses.

Item 14.  Principal Accounting Fees and Services

Description of Professional Services

Audit Fees. Goldstein Golub Kessler LLP (“GGK”), our independent accountants, has a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provided non-audit services. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The aggregate fees for professional services rendered by GGK for the audit of the Company’s financial statements for fiscal year 2006, which includes fees related to the initial public offering and related audits, review of financial statements included in our quarterly reports on Form 10-Q were approximately $62,558.  In addition, we expect to be billed approximately $15,000 -$17,000 in connection with our December 31, 2006 year end audit.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by GGK.

Tax Fees. Fees for professional services rendered by RSM McGladrey Inc. for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2006 were approximately $2,810.

All Other Fees. There were no fees paid to GGK for services other than audit services and audit-related services rendered by GGK for the fiscal year ended December 31, 2006.

Pre-Approval Policies

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. A centralized service request function is used to provide an initial assessment of requests for services by the independent auditor. The request must be specific as to the particular services to be provided. Requests approved during the initial assessment are aggregated and submitted to the Audit committee for final approval. The independent auditor may not perform services, whether associated with audit or non-audit functions, unless the services have been approved prior to their performance by the Company’s Audit Committee. Each fiscal year, the Audit Committee negotiates and pre-approves the fee for the annual audit of the Company’s Consolidated Financial Statements. Each fiscal year, the Audit Committee may also specifically pre-approve certain audit services, audit-related services, tax services and other services. At the present time, the Audit Committee has not delegated any authority for approval of any services. All audit and permissible non-audit services provided by the independent auditor have been approved by the Audit Committee.

 PART IV

Item 15.   Exhibits and Financial Statement Schedules

HD PARTNERS ACQUISITION CORPORATION

(a corporation in the development stage)

Financial Statements

For the period from January 1, 2006 to December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

HD Partners Acquisition Corporation

We have audited the accompanying balance sheets of HD Partners Acquisition Corporation (a development stage corporation) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, for the period from December 6, 2005 (inception) to December 31, 2005, and the cumulative period from December 6, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HD Partners Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from December 6, 2005 (inception) to December 31, 2005, and the cumulative period from December 6, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming HD Partners Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, HD Partners Acquisition Corporation may face mandatory liquidation by December 7, 2007 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 26, 2007

Item 1. Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Balance Sheet

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$1,228,722	$154,239
Investments Held in Trust	145,536,328	—
Prepaid Expenses	63,996	—
Total Current Assets	$146,829,046	$154,239
Deferred Offering Costs	—	139,652
Deferred Tax Asset	256,314	—
Other Assets	196,880	—
Total Assets	$147,282,240	$293,891

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Offering Expenses	—	43,891
Accrued Costs	76,978	—
Income and Capital Taxes Payable	512,763	—
Accounts Payable and Accrued Expenses	64,558	2,013
Notes Payable, Stockholders	—	225,000
Deferred Interest	485,916	—
Deferred Underwriter Fees	3,000,000	—
Total Liabilities	4,140,215	270,904

Common Stock Subject to Possible Conversion, 3,748,125 Shares At Conversion Value	27,901,042	—

Commitments

Stockholders’ Equity
Preferred Stock, $.001 par value, 1,000,000 shares authorized; None issued or outstanding	—	—
Common Stock, $.001 par value, 60,000,000 shares authorized; 23,437,500 Shares (which Includes 3,748,125 Subject to Possible Conversion) and 4,687,500 Shares Issued and Outstanding, respectively	23,437	4,687
Additional Paid in Capital	113,190,621	20,313
Earnings/(Deficit) Accumulated during the Development Stage	2,026,925	(2,013)

Total Stockholders’ Equity	115,240,983	22,987

Total Liabilities and Stockholders’ Equity	$147,282,240	$293,891

The accompanying notes should be read in conjunction with these Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Statement of Operations

			For the period from
		For the Period	December 6, 2005
	For	From December 6, 2005	(inception)
	Year Ended	(inception) to	to December 31, 2006
	December 31, 2006	December 31, 2005	(cumulative)
Interest Income	$3,592,913	$—	3,592,913

Operating Expenses

General & Administrative	217,526	2,013	219,539

Net Income (loss) before Provision for Income Taxes	$3,375,387	$(2,013)	$3,373,374

Provision for Income Taxes	1,346,449	—	1,346,449

Net Income (loss)	$2,028,938	$(2,013)	2,026,925

Weighted Average Number of Common Shares Outstanding — Basic and diluted	15,680,651	4,687,500	15,136,719

Net Income (loss) Per Share - Basic and Diluted	$0.13	$(0.00)	$0.13

The accompanying notes should be read in conjunction with these Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Statement of Stockholders’ Equity

Cumulative Amounts from Inception (December 6, 2005) to December 31, 2006

				Earnings/(Deficit)
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in-Capital	Development Stage	Total
Contributions from founding stockholders - December 13, 2005 at $.005 per share	4,687,500	$4,687	$20,313	$—	$25,000
Net Loss	—	—	—	(2,013)	(2,013)
Balance - December 31, 2005	4,687,500	$4,687	$20,313	$(2,013)	$22,987
Unaudited:

Sale of Founding Director Warrants	—	—	2,250,000	—	2,250,000

Sale of 18,750,000 Units Net of Underwriter’s Discount and Offering expenses (Includes 3,748,125 Shares Subject to Possible Conversion)	18,750,000	18,750	138,821,250	—	138,840,000
Proceeds Subject to Possible Conversion of 3,748,125 Shares	—	—	(27,901,042)	—	(27,901,042)
Sale of Underwriter Option	—	—	100	—	100

Net Income	—	—	—	2,028,938	2,028,938
Balance - December 31, 2006	23,437,500	$23,437	$113,190,621	$2,026,925	$115,240,983

The accompanying notes should be read in conjunction with these Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Statement of Cash Flows

			For the period from
		For the Period from	December 6, 2005
	For the period from	December 6, 2005	(inception)
	January 1, 2006	(inception)	to December 31, 2006
	to December 31, 2006	to December 31, 2005	(cumulative)

Cash Flows From Operating Activities:

Net Income/(Loss)	$2,028,938	$(2,013)	$2,026,925
Adjustments to reconcile net income to net cash used in operating activities:
Increase in Value of Investments Held in Trust	(4,051,328)	—	(4,051,328)
Increase in Deferred Income Tax Benefit	(256,314)	—	(256,314)
Increase in Deferred Interest	485,916	—	485,916
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable and Accrued Expenses	62,545	2,013	64,558
Increase in Income and Capital Taxes Payable	512,763	—	512,763
Increase in Prepaid Expenses	(63,996)	—	(63,996)
Net Cash Used in Operating Activities	(1,281,476)		(1,281,476)

Cash Flow from Investing Activities
Increase in Other Assets	(119,902)	—	(119,902)
Investments Placed in Trust	(142,575,000)	—	(142,575,000)
Tax Payment from Trust	1,090,000	—	1,090,000
Net Cash Used in Investing Activities	(141,604,902)	—	(141,604,902)

Cash Flow from Financing Activities:
Proceeds from Public Offering	150,000,000	—	150,000,000
Proceeds from Founding Director Warrant Purchase	2,250,000	—	2,250,000
Proceeds from Issuance of Underwriter Option	100	—	100
Proceeds from Sale of Common Stock	—	25,000	25,000
Proceeds from Notes Payable, Stockholders	—	225,000	225,000
Payment of Notes Payable, Stockholders	(225,000)	—	(225,000)
Payment of Offering Costs	(8,064,239)	(95,761)	(8,160,000)
Net Cash Provided by Financing Activities	143,960,861	154,239	144,115,100

Net Increase in Cash	1,074,483	154,239	1,228,722

Cash at Beginning of Period	154,239	—	—

Cash at end of period	$1,228,722	$154,239	$1,228,722

Supplemental schedule of non-cash investing and financing activities:
Accrual of Deferred Underwriting Fees	$3,000,000	—	$3,000,000
Accrual of Deferred Offering Costs	—	$43,891	—
Accrual of Other Assets	$76,978	—	$76,978

The accompanying notes should be read in conjunction with these Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

December 31, 2006

1.   Organization, Business Operations and Significant Accounting Policies

HD Partners Acquisition Corporation (the “Company”) was incorporated in Delaware on December 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the media, entertainment or telecommunications industries.  At December 31, 2006, the Company had neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The majority of activity through December 31, 2006 relates to the Company’s formation, its initial public offering described below and searching for a target company with which to do a business combination.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was declared effective June 1, 2006 and is discussed in Note 3. The Company consummated the Offering on June 7, 2006, and preceding the consummation of the Offering on June 1, 2006 certain officers, directors, and Initial Stockholders (as defined below) of the Company purchased an aggregate of 2,250,000 warrants at $1.00 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the purchasers in the Private Placement have waived their rights to receive any distribution on liquidation in the event the Company does not complete a Business Combination (as described below). The Company received net proceeds from the Private Placement and the Offering of approximately $141,090,000 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”), which may not constitute a business combination for accounting purposes.

Upon the closing of the Offering, $142,575,000 (including $3,000,000 of deferred underwriter fees) was placed in a trust account (“Trust Account”) and commencing June 7, 2006, was invested in government securities until the earlier of: (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. To the extent the trust account earns interest or we are deemed to have earned income in connection therewith, we are permitted to seek disbursement from the trust account to pay any federal, state or local tax obligations related thereto. As of December 31, 2006, $1,090,000 has been withdrawn from the trust account to pay federal and state income tax obligations. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. All of the Company’s executive officers have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company’s first business combination must be with a business with a fair market value of at least 80% of the Company’s net asset value at the time of the acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 4,687,500 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding cash held in trust from the underwriter), has been classified as common stock subject to possible conversion on the accompanying balance sheet and 19.99% of the investment income on the Trust Account (net of income tax effect) has been recorded as deferred interest on the accompanying December 31, 2006 balance sheet.  In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriter’s discount (see Note 4).

The Company’s Amended and Restated Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (December 7, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.  There is no assurance that the Company will be able to effect a Business Combination during this period.  This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

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

Deferred offering Costs
Deferred offering costs consisted of legal fees and other costs, incurred through December 31, 2006  that were related to the Offering and that were charged to capital upon the consummation of the Offering.

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

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.   Initial Public Offering

On June 7, 2006, the Company sold 18,750,000 units (“Units”) in the Offering at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.001 par value, and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.50 commencing the later of the completion of a Business Combination or one year from June 1, 2006, the effective date of the Offering and expiring June 1, 2010, four years from the effective date of the Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least 11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Proposed Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

The shares and warrants included in the Units began to trade separately on August 1, 2006.

The Company had granted the Underwriters of the Offering an option exercisable not later than 45 days after the sale of the Units, to purchase up to 2,812,500 additional Units to cover over-allotments.  Such option was not exercised and has expired.

In connection with the Offering, the Company paid the underwriters an underwriting discount of 7.0% of the gross proceeds of the Offering ($10,500,000).  The underwriters have agreed to defer payment of two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination.  Until a Business Combination is complete, these funds have been placed in the Trust Account.  If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Preceding the consummation of the Offering on June 1, 2006, certain of the Initial Stockholders purchased 2,250,000 warrants at a purchase price of $1.00 per warrant in a Private Placement. The proceeds of $2,250,000 were deposited into the Trust Account, and such stockholders will not have any claim on this amount if the Trust Account is liquidated.

The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on June 7, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares.  The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow.  The holders of the founding director warrants are also entitled to require us to register the resale of the shares of common stock underlying the founding director warrants when such warrants become exercisable by their terms.  In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow.

In connection with the Offering, the Company issued an option, for $100, to Morgan Joseph & Co. Inc., the representative of the underwriters, to purchase 1,875,000 Units at an exercise price of $10.00 per Unit.  The Units issuable upon exercise of this option are identical to those offered by the Company in the Offering, except that the warrants included in the option have an

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

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

The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.  The sale of the option has been accounted for as an equity transaction.  Accordingly, there is no net impact on the Company’s financial position or results of operations, except for recording the $100 proceeds from the sale.  The Company determined, based on a Black-Scholes model, that the fair value of the option on the date of sale was approximately $9,881,250, using an expected life of five years, volatility of 84.6% and a risk free interest rate of 4.83%.

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

3.   Notes Payable, Stockholders

The Company issued an aggregate of $225,000 unsecured promissory notes to five of its Initial Stockholders on December 13, 2005. The notes were non-interest bearing and were payable on the earlier of December 13, 2006 or the consummation of the Offering. Accordingly, the Company paid off the notes on June 8, 2006.  Due to the short term nature of the notes, the fair value of the notes approximated their carrying value.

4.   Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $7,500 per month for such services commencing on June 1, 2006, the effective date of the Offering.  At this time, we are paying such affiliate $1,000 per month for such services.  The Statement of Operations includes $7,000 for the twelve months ended December 31, 2006, $0 for the period December 6, 2005 to December 31, 2005 and $7,000 for the period from Inception (December 6, 2005) to December 31, 2006.

In addition, the Company paid to Morgan Joseph & Co. Inc. serving as the underwriting syndicate’s representative, seven percent (7%) of the gross proceeds of the Offering (the “Underwriters’ Discount”). Five percent (5%) of the gross proceeds ($7,500,000) was paid upon the closing of the Company’s Offering.  Morgan Joseph & Co. Inc. has agreed to defer payment of

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds have been held in the Trust Account. If the Company does not complete a Business Combination, then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

5.   Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.   Common Stock

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

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

7.   Income Taxes

The provision for income taxes consists of the following:

		For the period from
	Year ended	December 6, 2005 (inception)
	December 31, 2006	to December 31, 2005

Current:
Federal	$1,244,340	$—
State	358,423	—
Deferred:
Federal	(199,165)	—
State	(57,149)	—
Total	$1,346,449	$—

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

		For the period from
	Year ended	December 6, 2005 (inception)
	December 31, 2006	to December 31, 2005
Statutory federal income tax rate	34.0%	34.0%
State and local income tax rate	5.9%	5.9%
Increase in valuation allowance	—	(39.9)%

Effective income tax rate	39.9%	0.0%

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Financial Statements

The effect of the temporary differences that make up the deferred tax assets are as follows:

	December 31, 2006	December 31, 2005
Interest deferred for financial statement purposes	$194,026	$—
Expenses deferred for income purposes	62,288	700
Valuation allowance	—	(700)
Total	256,314	$—

8.   Line of Credit

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  There is no amount outstanding at December 31, 2006.

9.   Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the year ended December 31, 2006 and for the period from December 6, 2005 (inception) through December 31, 2005.

	2005	2006	2006	2006	2006
	Fourth	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Quarter	2006

Revenue	—	—	—	—	—	—
Interest income	—	—	$376,366	$1,582,948	$1,633,599	$3,592,913
Operating expenses	$(2,013)	$—	$(36,035)	$(80,437)	$(101,054)	$(217,526)
Income (loss) before Income taxes	(2013)	—	340,331	1,502,511	1,532,545	3,375,387
Net income (loss)	(2,013)	—	204,839	903,195	920,904	2,028,938
Net income (loss) per share — basic and diluted	$(0.00)	$0.00	$0.02	$0.04	$0.04	$0.13

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Form of Underwriting Agreement. (3)
1.2	Form of Selected Dealers Agreement. (2)
3.1	Amended and Restated Certificate of Incorporation. (6)
3.2	By-laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Form of Unit Purchase Agreement to be granted to Morgan Joseph & Co. Inc. (1)
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
10.1	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (7)
10.2	Form of Stock Escrow Agreement among the Registrant, American Stock Transfer & Trust Company and the Founding Stockholders. (1)
10.3	Form of Registration Rights Agreement among the Registrant and the Founding Stockholders. (1)
10.4	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co., Inc. and Lawrence N. Chapman. (7)
10.5	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co. Inc. and Steven J. Cox. (7)
10.6	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co. Inc. and Eddy W. Hartenstein. (7)
10.7	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co. Inc. and Bruce R. Lederman. (7)
10.8	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co. Inc. and Robert L. Meyers. (7)
10.9	Office Services Agreement between the Registrant and Value Investments, LLC. (1)
10.10	Promissory Note, dated December 13, 2005, issued to Lawrence N. Chapman in the amount of $45,000. (1)
10.11	Promissory Note, dated December 13, 2005, issued to Steven J. Cox in the amount of $45,000. (1)
10.12	Promissory Note, dated December 13, 2005, issued to Eddy W. Hartenstein in the amount of $45,000. (1)
10.13	Promissory Note, dated December 13, 2005, issued to Bruce R. Lederman in the amount of $45,000. (1)
10.14	Promissory Note, dated December 13, 2005, issued to Robert L. Meyers in the amount of $45,000. (1)
10.15	Founding Director Warrant Purchase Agreement dated May 9, 2006 among the Registrant and each of Lawrence N. Chapman, Steven J. Cox, Eddy W. Hartenstein, Bruce R. Lederman and Robert L. Meyers. (5)
10.16	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co. Inc. and Henry Goldberg (6)
10.17	Letter Agreement dated May 10, 2006, among the Registrant, Morgan Joseph & Co. Inc. and Martin E. Gottlieb (6)
10.18

Amended and Restated Subordinated Revolving Line of Credit Agreement dated May 10, 2006 by and among the Registrant, Eddy W. Hartenstein, Robert L. Meyers, Lawrence N. Chapman, Steven J. Cox and Bruce R. Lederman. (7)

14	Code of Ethics (3)
23.1	Consent of Goldstein Golub Kessler LLP. (7)
24	Power of Attorney (Included on Signature Page).
31	Rule 13a-14(a)/15(d)-14(c) Certifications.*
32	Section 1350 Certifications.*
99.1	Audit Committee Charter (3)
99.2	Nominating Committee Charter (3)

1.               Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on December 20, 2005.

2.               Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on January 24, 2006.

3.               Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on April 21, 2006.

4.               Incorporated by reference to the corresponding exhibit filed with Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on May 3, 2006.

5.               Incorporated by reference to the corresponding exhibit filed with Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on May 16, 2006.

6.               Incorporated by reference to the corresponding exhibit filed with Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on May 23, 2006.

7.               Incorporated by reference to the corresponding exhibit filed with Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-130531) with the SEC on May 30, 2006.

* filed herewith

Reports on Form 8-K — None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HD PARTNERS ACQUISITION CORPORATION

By:	/s/ Eddy W. Hartenstein
Name:	Eddy W. Hartenstein
Title:	Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddy W. Hartenstein	Chairman, President and	March 30, 2007
Eddy W. Hartenstein	Chief Executive Officer (principal executive officer)

/s/ Robert L. Meyers	Chief Financial Officer, Treasurer and	March 30, 2007
Robert L. Meyers	Director (principal financial and accounting officer)

/s/ Bruce R. Lederman	Executive Vice President and Secretary	March 30, 2007
Bruce R. Lederman

/s/ Steven J. Cox	Executive Vice President and Director	March 30, 2007
Steven J. Cox

/s/ Lawrence N. Chapman	Executive Vice President	March 30, 2007
Lawrence N. Chapman

/s/ Henry Goldberg	Director	March 30, 2007
Henry Goldberg

/s/ Martin E. Gottlieb	Director	March 30, 2007
Martin E. Gottlieb