Form 10-Q
period 2007-03-31
HD Partners Acquisition CORP
filed 2007-05-10
CIK 1347006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒      No ☐

As of  March 31, 2007, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

HD PARTNERS ACQUISITION CORPORATION
Table of Contents

Item 1. Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Balance Sheet

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$1,075,302	$1,228,722
Investments Held in Trust	146,745,610	145,536,328
Prepaid Expenses	46,776	63,996
Total Current Assets	$147,867,688	$146,829,046
Deferred Tax Asset	369,080	256,314
Other Assets	732,892	196,880
Total Assets	$148,969,660	$147,282,240

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Costs	540,074	76,978
Income and Capital Taxes Payable	681,068	512,763
Accounts Payable and Accrued Expenses	56,935	64,558
Deferred Interest	692,366	485,916
Deferred Underwriter Fees	3,000,000	3,000,000
Total Liabilities	4,970,443	4,140,215

Common Stock Subject to Possible Conversion, 3,748,125 Shares At Conversion Value	27,901,042	27,901,042

Commitments

Stockholders’ Equity
Preferred Stock, $.001 par value, 1,000,000 shares authorized; None issued or outstanding	—	—
Common Stock, $.001 par value, 60,000,000 shares authorized; 23,437,500 Shares (which Includes 3,748,125 Subject to Possible Conversion) and 4,687,500 Shares Issued and Outstanding, respectively	23,437	23,437
Additional Paid in Capital	113,190,621	113,190,621
Earnings Accumulated during the Development Stage	2,884,117	2,026,925

Total Stockholders’ Equity	116,098,175	115,240,983

Total Liabilities and Stockholders’ Equity	$148,969,660	$147,282,240

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Operations

			For the period from
			December 6, 2005
	For the period from	For the period from	(inception)
	January 1, 2007 to	January 1, 2006 to	to March 31, 2007
	March 31, 2007	March 31, 2006	(cumulative)
	(unaudited)		(unaudited)
Revenue	$—	$—	$—
Interest Income	1,524,967	—	5,117,880

Operating Expenses

General & Administrative	100,236	—	319,775

Net Income before Provision for Income Taxes	$1,424,731	$—	$4,798,105

Provision for Income Taxes	567,539	—	1,913,988

Net Income	$857,192	$—	$2,884,117

Weighted Average Number of Common Shares Outstanding — Basic and diluted	23,437,500	4,687,500	16,475,475

Net Income Per Share - Basic and diluted	$0.04	$0.00	$0.18

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

Cumulative Amounts from Inception (December 6, 2005) to March 31, 2007

				Earnings/(Deficit)
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Amount	Paid-in-Capital	Stage	Total
Contributions from founding stockholders - December 13, 2005 at $.005 per share	4,687,500	$4,687	$20,313	$—	$25,000
Net Loss	—	—	—	(2,013)	(2,013)
Balance - December 31, 2005	4,687,500	$4,687	$20,313	$(2,013)	$22,987

Sale of Founding Director
Warrants	—	—	2,250,000	—	2,250,000

Sale of 18,750,000 Units Net of Underwriter’s Discount and Offering expenses (Includes 3,748,125 Shares Subject to Possible Conversion)	18,750,000	18,750	138,821,250	—	138,840,000
Proceeds Subject to Possible Conversion of 3,748,125 Shares	—	—	(27,901,042)	—	(27,901,042)
Sale of Underwriter Option	—	—	100	—	100

Net Income	—	—	—	2,028,938	2,038,938
Balance - December 31, 2006	23,437,500	$23,437	$113,190,621	$2,026,925	$115,240,983
Unaudited:

Net Income	—	—	—	857,192	857,192

Balance - March 31, 2007	23,437,500	23,437	113,190,621	2,884,117	116,098,175

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Cash Flows

	For the period from	For the period from	For the period from December 6, 2005 (inception)
	January 1, 2007	January 1, 2006	to March 31, 2007
	To March 31, 2007	to March 31, 2006	(cumulative)
	(unaudited)		(unaudited)
Cash Flows From Operating Activities:

Net Income	$857,192	$—	$2,884,117
Adjustments to reconcile net income to net cash used in operating activities:
Increase in Value of Investments Held in Trust	(1,721,281)	—	(5,772,610)
Increase in Deferred Income Tax Benefit	(112,766)	—	(369,080)
Increase in Deferred Interest	206,450	—	692,366
Changes in Operating Assets and Liabilities:
Increase/Decrease in Accounts Payable and Accrued Expenses	(7,623)	(1,013)	56,935
Increase in Income and Capital Taxes Payable	168,305	—	681,068
Increase/Decrease in Prepaid Expenses	17,220	—	(46,776)
Net Cash Used in Operating Activities	(592,503)	(1,013)	(1,873,980)

Cash Flow from Investing Activities
Increase in Other Assets	(72,917)	—	(192,818)
Investments Placed in Trust	—	—	(142,575,000)
Tax Payments from Trust	512,000	—	1,602,000
Net Cash Provided by (Used in) Investing Activities	439,083	—	(141,165,818)

Cash Flow from Financing Activities:
Proceeds from Public Offering	—	—	150,000,000
Proceeds from Founding Director Warrant Purchase	—	—	2,250,000
Proceeds from Issuance of Underwriter Option	—	—	100
Proceeds from Sale of Common Stock	—	—	25,000
Proceeds from Notes Payable, Stockholders	—	—	225,000
Payment of Notes Payable, Stockholders	—	—	(225,000)
Payment of Offering Costs	—	(40,840)	(8,160,000)
Net Cash Provided by (Used in) Financing Activities	—	(40,840)	144,115,100

Net Increase/(Decrease) in Cash	(153,420)	(41,853)	1,075,302

Cash at Beginning of Period	1,228,722	154,239	—

Cash at end of period	$1,075,302	$112,386	$1,075,302

Supplemental schedule of non-cash financing activities:
Accrual of Deferred Offering Costs	$—	$5,267	$—
Accrual of Deferred Underwriting Fees	$—	$—	$3,000,000
Accrual of Other Assets	$463,096	$—	$540,074

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2007

1.   Basis of Presentation

The financial statements at March 31, 2007 and for the periods ended March 31, 2007 are unaudited. The condensed financial statements include the accounts of HD Partners Acquisition Corporation (the “Company”).  In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and March 31, 2006 and for the period from December 6, 2005 (inception) through March 31, 2007.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.  The December 31, 2006 balance sheet has been derived from the audited financial statements included in the Company’s 10K filed on April 2, 2007. In addition, the statements of operations and cash flows for the period from January 1, 2006 to March 31, 2006 have been derived from audited financial statements included in the Company’s Registration Statement on Form S-1 filed May 30, 2006

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.   Organization, Business Operations and Significant Accounting Policies

The Company was incorporated in Delaware on December 6, 2005 as a blank check company whose objective is to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses in the media, entertainment or telecommunications industries.  At March 31, 2007, the Company had neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The majority of activity through March 31, 2007 relates to the Company’s formation, its initial public offering described below and searching for a target company with which to do a business combination. The Company has selected December 31 as its fiscal year-end.

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

Furthermore, there is no assurance that the Company will be able to effect a Business Combination. Upon the closing of the Offering, $142,575,000 (including $3,000,000 of deferred underwriter fees) was placed in a trust account (“Trust Account”) and commencing June 7, 2006, was invested in government securities until the earlier of: (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. All of the Company’s executive officers have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company’s first business combination must be with a business with a fair market value of at least 80% of the Company’s net asset value at the time of the acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 4,687,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. Further, the Initial Stockholders have agreed to vote any shares of common stock acquired by them in connection with or following the Offering in favor of any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding cash held in trust from the underwriter), has been classified as common stock subject to possible conversion on the accompanying balance sheet and 19.99% of the investment income on the Trust Account (net of income tax effect) has been recorded as deferred interest on the accompanying March 31, 2007 balance sheet.  In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriter’s discount (see Note 4).

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

On December 29, 2006, the Company entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement dated as of June 7, 2006 by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent.

Income Taxes
Deferred income taxes are provided for the difference between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred income tax asset consists of the following:

	March 31, 2007	December 31, 2006
Interest deferred for financial statement purposes	$276,075	$194,026
Expenses deferred for income purposes	93,005	62,288
Valuation allowance	—	—
Total	$369,080	$256,314

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

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 also requires significant additional disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In connection with the Offering, the Company agreed to pay the underwriters an underwriting discount of 7.0% of the gross proceeds of the Offering ($10,500,000).  The underwriters have agreed to defer payment of two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination.  Until a Business Combination is complete, these funds will be held in the Trust Account.  If the Company does not complete a Business Combination then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

Preceding the consummation of the Offering on June 7, 2006, certain of the Initial Stockholders purchased 2,250,000 warrants at a purchase price of $1.00 per warrant in a Private Placement. The proceeds of $2,250,000 were deposited into the Trust Account, and such stockholders will not have any claim on this amount if the Trust Account is liquidated.

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

In connection with the Offering, the Company issued an option, for $100, to Morgan Joseph & Co. Inc., the representative of the underwriters, to purchase 1,875,000 Units at an exercise price of $10.00 per Unit.  The Units issuable upon exercise of this option are identical to those offered by the Company in the Offering, except that the warrants included in the option have an exercise price of $6.875 (125% of the exercise price of the warrants included in the Units sold in the Offering).  In lieu of paying the exercise price of $10.00 per unit, the option may be converted into Units (i.e., a cashless exercise) to the extent that the market value of the Units at the time of conversion exceeds the exercise price of the option.  The option may be exercised or converted by the option holder.  The purchase option and the underlying securities have been registered under the registration statement covering the Offering.  On December 28, 2006, the Company and Morgan Joseph & Co. Inc. entered into an amendment to this purchase option.

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

5.   Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $7,500 per month for such services commencing on June 1, 2006, the effective date of the Offering.  At this time, we are paying such affiliate $1,000 per month for such services.  The Statement of Operations includes $3,000 for the three months ended March 31, 2007, and $10,000 for the period from Inception (December 6, 2005) to March 31, 2007.

In addition, the Company agreed to pay to Morgan Joseph & Co., Inc. serving as the underwriting syndicate’s representative, seven percent (7%) of the gross proceeds of the Offering (the “Underwriters’ Discount”). Five percent (5%) of the gross proceeds ($7,500,000) was paid upon the closing of the Company’s Offering.  Morgan Joseph & Co., Inc. has agreed to defer payment of the remaining two percent (2%) of the gross proceeds ($3,000,000) until completion of a Business Combination. Until a Business Combination is complete, these funds will be held in the Trust Account. If the Company does not complete a Business Combination, then the 2% deferred fee will become part of the funds returned to the Company’s Public Stockholders from the Trust Account upon its liquidation as part of any plan of dissolution and distribution approved by the Company’s stockholders.

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

8.   Line of Credit

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.  There is no amount outstanding at March 31, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto contained in this Quarterly Report on Form 10-Q,  the Company’s audited financial statements and notes thereto included in our Final Prospectus filed with the SEC on June 2, 2006, our Form 8-K filed with the SEC on June 7, 2006 and our audited financial statements and notes thereto included in our Form 10K filed with the SEC on April 2, 2007.

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

Since our Offering, we have been actively searching for a suitable Business Combination candidate. Currently we have not entered into any definitive agreement or letter of intent with any potential target business.  We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the Offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a Business Combination, or return the proceeds of the Offering held in the Trust Account to investors.  Consistent with the disclosures in our prospectus, we have focused our search on companies in the media/ entertainment and telecommunications industries, which include but are not limited content distribution (satellite, wireless and terrestrial), media portability products and services, services related to motion picture exhibition, live event entertainment and venue management, interactive television products and services, customer-premise equipment manufacturers, advertising products and services, content production and aggregation services, internet service providers, broadband network operators, internet related equipment, software and services, in-home equipment installation and repair services and direct marketing and call centers services.  We cannot assure investors that we will find a suitable Business Combination in the allotted time.

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

RESULTS OF OPERATIONS

Through March 31, 2007 our efforts have been organizational activities, activities relating to our Offering and active searching for a target company to do a business combination. We have neither engaged in any operations nor generated any revenues to date. Currently we have no operating business and have not entered into any definitive agreement or letter of intent with any potential target businesses. Beginning June 7, 2006 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the three months ended March 31, 2007 was $857,192 which consisted of $1,524,967 in interest income partially offset by $567,539 in income taxes and $100,236 in expenses consisting of $17,220 for D&O and other insurance, $8,125 for AMEX recurring listing fees, $18,750 for legal fees, $182 for travel expenditures, $24,000 for Delaware franchise taxes, $3,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $3,000 for Trust Account administration, $17,000 for audit, $880 for accounting support, $7,265 for printing and SEC filings, $1,258 for telephone and $(444) for other expenses.  Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $512,000 of estimated federal and state taxes were paid from Trust Account funds in the quarter.

Net income for the cumulative period from inception (December 6, 2005) to March 31, 2007 was $2,884,117 which consisted of $5,117,880 in interest income partially offset by $1,913,988 in income taxes and $319,775 in expenses consisting of $58,224 for D&O and other insurance, $1,000 for organization expenses, $22,458 for AMEX recurring listing fees, $60,937 for legal fees, $9,507 for travel expenditures, $86,527 for Delaware franchise taxes, $10,000 paid to Value Investments LLC, an affiliate of  Bruce Lederman, our Executive Vice President and Secretary,  for our office space and other general and administrative services, $10,000 for Trust Account administration, $31,818 for audit and tax preparation, $6,680 for accounting support, $12,895 for printing and SEC filings, $4,874 for telephone and $4,855 for other expenses.  Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $1,602,000 of estimated federal and state taxes have been paid from Trust Account funds from inception to March 31, 2007.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000.  Including the underwriter’s discount of $3,000,000 held in the Trust Account, there was a total of $142,575,000 placed in the Trust Account upon closing of the Offering.  The remaining proceeds of approximately $1,515,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At March 31, 2007, we had cash outside of the Trust Account of $1,075,302, investments held in the Trust Account of $146,745,610, prepaid expenses of $46,776, other assets of $1,101,972 and total liabilities of $4,970,443. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until May 31, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the Trust Account totaling $1,075,302 as of March 31, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, depending upon the type, size and nature of any possible Business Combination, we may need to do so.  However, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay Value Investments LLC, an entity affiliated with Bruce Lederman, our Executive Vice President and Secretary, an aggregate fee of $1,000 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Value Investments LLC.  In the future, we may need to increase that fee up to an amount not to exceed $7,500 per month, due to additional requirements as we enter into discussions with target companies concerning a Business Combination.

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

We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriter’s fee to acquire one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter’s fee of $3,000,000) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of at least 80% of our net assets, then we would require that such transactions are consummated simultaneously.

If we are unable to find a suitable target business by December 6, 2007 or June 6, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by December 6, 2007, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering, the cost of our dissolution and distribution, and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable  for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our Offering are equity linked derivatives and accordingly represent off-balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  For a more complete discussion of the treatment of the underwriter’s purchase option and the warrants, see footnotes 2 and 3 to the financial statements.

On December 29, 2006, the Company entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement dated as of June 7, 2006 (the “Warrant Agreement”) by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent.  On December 28, 2006, the Company and Morgan Joseph & Co. Inc. entered into an amendment to the Unit Purchase Option issued in connection with the June 2006 initial public offering of the Company.  Each of the Warrant Clarification Agreement and the amendment to the Unit Purchase Option clarify that (i) if a registration statement covering the securities issuable upon the exercise of a warrant or the Unit Purchase Option was not effective at the time a holder desired to exercise the instrument, then the warrant or Unit Purchase Option could expire unexercised, and (ii) in no event would the Company be obligated to pay cash or other consideration to the holders of the warrants or the Unit Purchase Option or “net-cash settle” the obligations of the Company under either of the agreements.

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

Item 1A — Risk Factors

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006 filed on April 2, 2007.  You should consider carefully all of the material risks described in such Annual Report of Form 10-K before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended March 31, 2007.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5 — Other Information

The units, warrants and shares of common stock are quoted on the American Stock Exchange under the symbols HDP.U, HDP.WT and HDP, respectively.

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

HD PARTNERS ACQUISITION CORPORATION

Date: May 10, 2007	By:	/s/ Eddy W. Hartenstein
Eddy W. Hartenstein
Chairman, President and Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Robert L. Meyers
Robert L. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)