Form 10-Q
period 2007-06-30
HD Partners Acquisition CORP
filed 2007-08-09
CIK 1347006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes ☒  No ☐

As of June 30, 2007, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

HD PARTNERS ACQUISITION CORPORATION

Item 1. Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Balance Sheet

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$344,091	$1,228,722
Investments Held in Trust	147,004,394	145,536,328
Prepaid Expenses	40,966	63,996
Prepaid income taxes	75,531	—
Total Current Assets	147,464,982	146,829,046
Deferred Tax Asset	475,971	256,314
Deferred aquisition costs	1,577,411	196,880
Total Assets	$149,518,364	$147,282,240

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Costs	$656,149	$76,978
Income and Capital Taxes Payable	—	512,763
Accounts Payable and Accrued Expenses	28,521	64,558
Deferred Interest	910,898	485,916
Deferred Underwriter Fees	3,000,000	3,000,000
Total Liabilities	4,595,568	4,140,215

Common Stock Subject to Possible Conversion, 3,748,125 Shares At Conversion Value	27,901,042	27,901,042

Commitments

Stockholders’ Equity
Preferred Stock, $.001 par value, 1,000,000 shares authorized; None issued or outstanding	—	—
Common Stock, $.001 par value, 60,000,000 shares authorized; 23,437,500 Shares (which Includes 3,748,125 Subject to Possible Conversion) and 4,687,500 Shares Issued and Outstanding, respectively	23,437	23,437
Additional Paid in Capital	113,190,621	113,190,621
Earnings Accumulated during the Development Stage	3,807,696	2,026,925

Total Stockholders’ Equity	117,021,754	115,240,983

Total Liabilities and Stockholders’ Equity	$149,518,364	$147,282,240

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Operations
Unaudited

					For the period
					From
	Three Months	Three Months	Six Months	Six Months	December 6, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenue	$—	$—	$—	$—	$—
Interest Income	1,609,633	376,366	3,134,601	376,366	6,727,513

Operating Expenses

General & Administrative	73,544	36,035	173,781	36,035	393,319

Net Income before Provision for Income Taxes	$1,536,089	$340,33140	$2,960,820	$340,331	$6,334,194

Provision for Income Taxes	612,510	135,492	1,180,049	135,492	2,526,498

Net Income	$923,579	$204,839	$1,780,771	$204,839	$3,807,696

Weighted Average Number of Common Shares Outstanding — Basic and diluted	23,437,500	9,637,500	23,437,500	7,795,235	17,625,000

Net Income Per Share - Basic and diluted	$0.04	$0.02.03	$0.08	$0.03	$0.22

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

Cumulative Amounts from Inception (December 6, 2005) to March 31, 2007

				Earnings/(Deficit)
				Accumulated
				During the
	Common Stock		Additional	Development
	Shares	Amount	Paid-in-Capital	Stage	Total
Contributions from founding stockholders - December 13, 2005 at $.005 per share	4,687,500	$4,687	$20,313	$—	$25,000
Net Loss	—	—	—	(2,013)	(2,013)
Balance - December 31, 2005	4,687,500	$4,687	$20,313	$(2,013)	$22,987

Sale of Founding Director
Warrants	—	—	2,250,000	—	2,250,000

Sale of 18,750,000 Units Net of Underwriter’s Discount and Offering expenses (Includes 3,748,125 Shares Subject to Possible Conversion)	18,750,000	18,750	138,821,250	—	138,840,000
Proceeds Subject to Possible Conversion of 3,748,125 Shares	—	—	(27,901,042)	—	(27,901,042)
Sale of Underwriter Option	—	—	100	—	100

Net Income	—	—	—	2,028,938	2,038,938
Balance - December 31, 2006	23,437,500	$23,437	$113,190,621	$2,026,925	$115,240,983
Unaudited:

Net Income	—	—	—	1,780,771	1,780,771

Balance - June 30, 2007	23,437,500	$23,437	$113,190,621	$3,807,696	$117,021,754

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Cash Flows

Unaudited

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	For the period from December 6, 2005 (inception) to June 30, 2007 (cumulative)

Cash Flows From Operating Activities:

Net Income	$1,780,771	$204,839	$3,807,696
Adjustments to reconcile net income to net cash used in
operating activities:
Increase in Value of Investments Held in Trust	(3,543,283)	(423,977)	(7,594,612)
Increase in Deferred Income Tax Benefit	(219,657)	(28,086)	(475,971)
Increase in Deferred Interest	424,982	50,852	910,898
Changes in Operating Assets and Liabilities:
Increase/Decrease in Accounts Payable and Accrued
Expenses	(36,037)	21,799	28,521
Increase/Decrease in Income and Capital Taxes Payable	(588,294)	163,578	(75,531)
Increase/Decrease in Prepaid Expenses	23,030	(110,571)	(40,966)
Net Cash Used in Operating Activities	(2,158,488)	(121,566)	(3,439,965)

Cash Flow from Investing Activities
Increase/ Decrease in Other Assets	(801,360)	—	(921,261)
Investments Placed in Trust	—	(142,575,000)	(142,575,000)
Tax Payments from Trust	2,075,217	—	3,165,217
Net Cash Provided by (Used in) Investing Activities	1,273,857	(142,575,000)	(140,331,044)

Cash Flow from Financing Activities:
Proceeds from Public Offering	—	150,000,000	150,000,000
Proceeds from Founding Director Warrant Purchase	—	2,250,000	2,250,000
Proceeds from Issuance of Underwriter Option	—	100	100
Proceeds from Sale of Common Stock	—	—	25,000
Proceeds from Notes Payable, Stockholders	—	—	225,000
Payment of Notes Payable, Stockholders	—	(225,000)	(225,000)
Payment of Offering Costs	—	(8,018,464)	(8,160,000)
Net Cash Provided by (Used in) Financing Activities	—	144,006,636	144,115,100

Net Increase/(Decrease) in Cash	(884,631)	1,310,070	344,091
		154,239
Cash at Beginning of Period	1,228,722	—	—

Cash at end of period	$344,091	$1,464,309	$344,091

Supplemental schedule of non-cash financing activities:
Accrual of Deferred Underwriting Fees	$—	$3,000,000	$3,000,000
Accrual of Other Assets	$615,773	$—	$656,149
Accrual of Public Offering Costs	—	$45,775	$—

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2007

1. Basis of Presentation

The financial statements at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. The condensed financial statements include the accounts of HD Partners Acquisition Corporation (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the six months ended June 30, 2007 and June 30, 2006 and for the period from December 6, 2005 (inception) through June 30, 2007 and its operations for the three months ended June 30, 2007 and 2006.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2006 balance sheet has been derived from the audited financial statements included in the Company’s 10K filed on April 2, 2007.

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

On May 30, 2007, the Company issued a press release and filed an 8K with the Securities and Exchange Commission that the Company has entered into an asset purchase agreement (the “Agreement”) with the National Hot Rod Association (the “NHRA”) in connection with the purchase of certain professional drag racing assets of the NHRA, including the NHRA POWERade Drag Racing series, together with a broad set of rights to commercialize the NHRA brand. The agreement contemplates that the Registrant and the NHRA will enter into a series of related agreements to commercialize the NHRA brand following completion of the acquisition. Upon consummation of the transaction, assuming that the Registrant’s stockholders approve the Agreement and the transactions contemplated thereunder, the acquired assets will be held in a wholly-owned subsidiary of the Registrant to be named NHRA Pro Racing. The NHRA, which will remain a non-profit 501(c)(6) corporation, will retain all its non-professional racing, safety and educational activities and continue to be the sanctioning body for all NHRA racing activities, including the NHRA POWERade Drag Racing Series.

Upon closing of the transaction, Eddy Hartenstein will serve as Chairman of NHRA Pro Racing, and Tom Compton (currently an officer of the NHRA) will assume the role of President and CEO.  Robert Meyers, the Registrants’ current Chief Financial Officer, will become the Chief Financial Officer of NHRA Pro Racing.  Peter Clifford, currently Executive Vice President and General Manager of the NHRA, will become executive director of the NHRA, as well as a consultant to NHRA Pro Racing.

Under the terms of the Agreement, the Company will acquire:

•                  The NHRA POWERade Drag Racing Series and all professional NHRA drag racing assets and opportunities, including NHRA’s existing television broadcast agreement with ESPN;

•                  An exclusive, worldwide, perpetual license to the NHRA brand for professional drag racing activities;

•                  Rights to commercialize the NHRA brand, including:

•                  Exclusive professional racing and “Official NHRA” sponsorship and licensing rights;

•                  Exclusive media exploitation rights in broadcast television, home entertainment and new media;

•                  Exclusive merchandising rights relating to both professional racing and the stand-alone NHRA brand;

•                  Four NHRA-owned race tracks, an additional long-term track lease in Pomona, California and the NHRA headquarters building in Glendora, California; and

•                  A video and photo archive chronicling the history of drag racing, consisting of more than 20,000 hours of video and film and a photo archive.

Pursuant to Agreement, the Registrant has agreed to pay the NHRA an aggregate purchase price of between approximately $121,000,000 and $123,400,000 (including $100,000,000 in cash, assumption of certain liabilities in the amount of $11,500,000 and shares of common stock of the Registrant with a value of $9,500,000).  The $100,000,000 in cash to be paid as a portion of the acquisition consideration will only be subject to adjustment in certain circumstances described in the Agreement. In addition, the $100,000,000 will be increased by the amount of capital expenditures incurred by the NHRA for the Gainesville race track (which it is also purchasing) up to a maximum of $2,400,000.

Upon completion of the Acquisition pursuant to the terms of our amended and restated certificate of incorporation, our shareholders will continue to own their shares of our common stock, warrants and units.

The closing of the asset purchase and related transactions are subject to stockholder approval, regulatory clearances and other customary closing conditions.

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

There is no assurance that the Company will be able to effect the proposed Business Combination with the NHRA or any other Business Combination. Upon the closing of the Offering, $142,575,000 (including $3,000,000 of deferred underwriter fees) was placed in a trust account (“Trust Account”) and commencing June 7, 2006, was invested in government securities until the earlier of: (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company has sought, and will continue to seek, to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. All of the Company’s executive officers have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the executive officers will be able to satisfy those obligations. The remaining proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company’s first business combination must be with a business with a fair market value of at least 80% of the Company’s net asset value at the time of the acquisition. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares issued in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 4,687,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. Further, the Initial Stockholders have agreed to vote any shares of common stock acquired by them in connection with or following the Offering in favor of any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, less applicable state and federal taxes payable, and less cash held in trust for the underwriter, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Fund, excluding cash held in trust from the underwriter), has been classified as common stock subject to possible conversion on the accompanying balance sheet and 19.99% of the investment income on the Trust Account (net of applicable state and federal taxes) has been recorded as deferred interest on the accompanying June 30, 2007 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriter’s discount (see Note 4).

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

Net Income Per Common Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. The effect of the 21,000,000 outstanding warrants (including 2,250,000 founding director warrants), issued in connection with the Offering described in Note 3 has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 1,875,000 Units included in the underwriters purchase option, described in Note 3, along with the warrants underlying such Units, has not been considered in the diluted earnings per share calculation, since the market price of the stock was less than the exercise price during the period.

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

5.  Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $7,500 per month for such services commencing on June 1, 2006, the effective date of the Offering. At this time, we are paying such affiliate $1,000 per month for such services. The Statement of Operations includes $3,000 and $6,000 for the three and six months ended June 30, 2007, respectively, $1,000 for the three and six months ended June 30, 2006 and $13,000 for the period from Inception (December 6, 2005) to June 30, 2007.

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

8.  Line of Credit

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is likely that the Company will use a portion or all of the borrowings under the limited recourse revolving line of credit to fund expenses related to closing the proposed transaction described in Note 2 , such as, legal, accounting or regulatory fees. In the event the Company were ultimately required to forfeit any remaining funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay the expenses related to closing the Business Combination described in Note 2 without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders. There is no amount of the line of credit outstanding at June 30, 2007.

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

Since our Offering and up until the Agreement with the NHRA, we have been actively searching for a suitable Business Combination candidate. We have met with service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the Offering, the combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a Business Combination, or return the proceeds of the Offering held in the Trust Account to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the media/ entertainment and telecommunications industries, which include but are not limited content distribution (satellite, wireless and terrestrial), media portability products and services, services related to motion picture exhibition, live event entertainment and venue management, interactive television products and services, customer-premise equipment manufacturers, advertising products and services, content production and aggregation services, internet service providers, broadband network operators, internet related equipment, software and services, in-home equipment installation and repair services and direct marketing and call centers services.

On May 30, 2007, the Company issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission that the Company has entered into an asset purchase agreement (the “Agreement”) with the National Hot Rod Association (the “NHRA”) in connection with the purchase of certain professional drag racing assets of the NHRA, including the NHRA POWERade Drag Racing series, together with a broad set of rights to commercialize the NHRA brand. The agreement contemplates that the Registrant and the NHRA will enter into a series of related agreements to commercialize the NHRA brand following completion of the acquisition. Upon consummation of the transaction, assuming that the Registrant’s stockholders approve the Agreement and the transactions contemplated thereunder, the acquired assets will be held in a wholly-owned subsidiary of the Registrant to be named NHRA Pro Racing. The NHRA, which will remain a non-profit 501(c)(6) corporation, will retain all its non-professional racing, safety and educational activities and continue to be the sanctioning body for all NHRA racing activities, including the NHRA POWERade Drag Racing Series.

Upon closing of the transaction, Eddy Hartenstein will serve as Chairman of NHRA Pro Racing, and Tom Compton (currently an officer of the NHRA) will assume the role of President and CEO.  Robert Meyers, the Registrants’ current Chief Financial Officer, will become the Chief Financial Officer of NHRA Pro Racing.  Peter Clifford, currently Executive Vice President and General Manager of the NHRA, will become executive director of the NHRA, as well as a consultant to NHRA Pro Racing.

Under the terms of the Agreement, the Company will acquire:

•                  The NHRA POWERade Drag Racing Series and all professional NHRA drag racing assets and opportunities, including NHRA’s existing television broadcast agreement with ESPN;

•                  An exclusive, worldwide, perpetual license to the NHRA brand for professional drag racing activities;

•                  Rights to commercialize the NHRA brand, including:

•                  Exclusive professional racing and “Official NHRA” sponsorship and licensing rights;

•                  Exclusive media exploitation rights in broadcast television, home entertainment and new media;

•                  Exclusive merchandising rights relating to both professional racing and the stand-alone NHRA brand;

•                  Four NHRA-owned race tracks, an additional long-term track lease in Pomona, California and the NHRA headquarters building in Glendora, California; and

•                  A video and photo archive chronicling the history of drag racing, consisting of more than 20,000 hours of video and film and a photo archive.

The NHRA will receive aggregate consideration of between approximately $121,000,000 and $123,400,000 consisting of the following:

(i)	an aggregate of 1,256,447 shares of the Registrant’s common stock;

(ii)  approximately $100,000,000 in cash, increased by the amount of approved capital expenditures (the “Capital Expenditure Balance”) incurred by the NHRA for the Gainesville race track (which HDP is also purchasing) up to a maximum of $2,400,000; and

(iii)  the assumption of approximately $11,500,000 of existing NHRA loans (the “Seller Loan Balance”).

The $100,000,000 in cash to be paid as a portion of the acquisition consideration will be subject to adjustment (A) to the extent that the Seller Loan Balance is greater than $11,500,000 (in which case the cash paid will decrease) or is less than $11,500,000 (in which case the cash paid will increase) and (B) by the amount of the Capital Expenditure Balance.

  Upon completion of the Acquisition pursuant to the terms of our amended and restated certificate of incorporation, our shareholders will continue to own their shares of our common stock, warrants and units.

The closing of the asset purchase and related transactions are subject to stockholder approval, regulatory clearances and other customary closing conditions.

For a more complete discussion of NHRA and our proposed business combination with NHRA, including the risks applicable to the proposed merger, see our Current Reports on Form 8-K dated May 30, 2007 and June 5, 2007 and our Preliminary Proxy Statement filed with the SEC on July 17, 2007.

We expect that the merger will be consummated by December 31, 2007, after the required approval by our stockholders. However, as previously described, if we do not complete a business combination by June 6, 2008, we will be forced to dissolve and liquidate.

Due to regulatory and shareholder approvals as well as the closing conditions associated with the transaction, we cannot assure investors that we will consummate the Business Combination in the allotted time.

While we have entered into an asset purchase agreement, we are not presently engaged in, and will not engage in, any substantive commercial business until we consummate the transaction. We intend to utilize cash derived from the proceeds of our Offering in effecting the transaction.

RESULTS OF OPERATIONS

Until the announcement on May 30, 2007, that the Company had entered into an asset purchase agreement with the National Hot Rod Association, our efforts had been primarily organizational activities, activities relating to our Offering and active searching for and negotiating with a target company to do a business combination. As of June 30, 2007, we have neither engaged in any operations nor generated any revenues to date. Beginning June 7, 2006 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the three months ended June 30, 2007 was $923,579 which consisted of $1,609,633 in interest income partially offset by $612,510 in income taxes and $73,544 in expenses consisting of $18,060 for D&O and other insurance, $4,125 for AMEX recurring listing fees, $11,147 for legal fees, $24,000 for Delaware franchise taxes, $3,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $3,000 for Trust Account administration, $4,188 for audit, $625 for accounting support, $2,070 for printing and SEC filings, $2,105 for telephone and $1,224 for other expenses. Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account. $1,500,912 of estimated Delaware Franchise tax and federal and state taxes were paid from Trust Account funds in the quarter.

Net income for the six months ended June 30, 2007 was $1,780,771 which consisted of $3,134,600 in interest income partially offset by $1,180,049 in income taxes and $173,780 in expenses consisting of $35,280 for D&O and other insurance, $12,250 for AMEX recurring listing fees, $29,897 for legal fees, $182 for travel expenditures, $48,000 for Delaware franchise taxes, $6,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $6,000 for Trust Account administration, $21,188 for audit, $1,505 for accounting support, $9,335 for printing and SEC filings, $3,364 for telephone and $779 for other expenses.  Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $2,075,217 of estimated Delaware Franchise tax and federal and state taxes were paid from Trust Account funds during the period January 1, 2007 to June 30, 2007.

Net income for the cumulative period from inception (December 6, 2005) to June 30, 2007 was $3,807,696 which consisted of $6,727,513 in interest income partially offset by $2,526,498 in income taxes and $393,319 in expenses consisting of $76,284 for D&O and other insurance, $1,000 for organization expenses, $26,583 for AMEX recurring listing fees, $72,084 for legal fees, $9,507 for travel expenditures, $110,527 for Delaware franchise taxes, $13,000 paid to Value Investments LLC, an affiliate of  Bruce Lederman, our Executive Vice President and Secretary,  for our office space and other general and administrative services, $13,000 for Trust Account administration, $33,746 for audit and tax preparation, $9,565 for accounting support, $14,965 for printing and SEC filings, $6,979 for telephone and $6,079 for other expenses.  Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $3,165,217 of estimated federal and state taxes have been paid from Trust Account funds from inception to June 30, 2007.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000. Including the underwriter’s discount of $3,000,000 held in the Trust Account, there was a total of $142,575,000 placed in the Trust Account upon closing of the Offering. The remaining proceeds of approximately $1,515,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At June 30, 2007, we had cash outside of the Trust Account of $344,091, investments held in the Trust Account of $147,004,394, prepaid expenses of $40,966, other assets of $2,053,382 and total liabilities of $4,520,037. We believe that the funds available to us outside of the Trust Account plus the limited recourse revolving line of credit with certain of our officers and directors will be sufficient to allow us to operate until May 31, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the Trust Account totaling $344,091 as of June 30, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. In addition, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is anticipated that additional costs related to closing the transaction described in Note 2 not covered by the funds held outside of trust will be covered by borrowings against the line of credit. In the event the Company were ultimately required to forfeit any remaining funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to closing the Business Combination referred to in Note 2 without securing additional financing. If it were unable to secure additional financing, it would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

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

We had available to the Company, at closing, approximately $1,515,000 of funds not held in trust from the Offering after paying certain offering expenses and underwriter discounts. In addition, the Company has available a $750,000 limited recourse revolving line of credit with certain of our officers and directors. We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before May 31, 2008.

Over this time period, June 1, 2006 to May 31, 2008, we currently anticipate incurring expenses for the following purposes:

•  legal, accounting and other expenses attendant to due diligence investigations, structuring, negotiation and completion of a Business Combination;

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

If we had been unable to find a suitable target business by December 6, 2007 or if we are unable to consummate the proposed business combination described in Note 2 by June 6, 2008, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering, the cost of our dissolution and distribution, and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended June 30, 2007.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5 — Other Information

The units, warrants and shares of common stock are quoted on the American Stock Exchange under the symbols HDP.U, HDP.WT and HDP, respectively.

Item 6 — Exhibits.

Number	Description

10.1
Asset Purchase Agreement, dated May 30, 2007, by and between Registrant and the National Hot Rod Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 5, 2007 (Commission File No. 1-32890))

10.2
Key Definitions Agreement, dated May 30, 2007, by and between Registrant and the National Hot Rod Association (incorporated by reference to Annex B to Schedule 14A Proxy Statement filed July 17, 2007 (Commission File No. 1-32890))

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Principal Executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HD PARTNERS ACQUISITION CORPORATION

Date: August 9, 2007	By:	/s/ Eddy W. Hartenstein
Eddy W. Hartenstein
Chairman, President and Chief Executive Office (Principal Executive Officer)

By:	/s/ Robert L. Meyers
Robert L. Meyers
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)