Form 10-Q
period 2007-09-30
HD Partners Acquisition CORP
filed 2007-11-09
CIK 1347006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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
Yes  ☒  No  ☐

As of September 30, 2007, 23,437,500 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

HD PARTNERS ACQUISITION CORPORATION

 Item 1. Financial Statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Balance Sheet

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash	$452,224	$1,228,722
Investments Held in Trust	148,220,957	145,536,328
Prepaid Expenses	17,501	63,996
Prepaid income taxes	----	—
Total Current Assets	148,690,682	146,829,046
Deferred Tax Asset	585,978	256,314
Deferred Acquisition costs	2,168,769	196,880
Total Assets	$151,445,429	$147,282,240

Liabilities And Stockholders’ Equity

Current Liabilities
Accrued Costs	$623,989	$76,978
Income and Capital Taxes Payable	20,001	512,763
Accounts Payable and Accrued Expenses	50,968	64,558
Deferred Interest	1,136,027	485,916
Stockholder Loans	750,000	----
Deferred Underwriter Fees	3,000,000	3,000,000
Total Liabilities	5,580,985	4,140,215

Common Stock Subject to Possible Conversion, 3,748,125 Shares At Conversion Value	27,901,042	27,901,042

Commitments

Stockholders’ Equity
Preferred Stock, $.001 par value, 1,000,000 shares authorized; None issued or outstanding	—	—
Common Stock, $.001 par value, 60,000,000 shares authorized; 23,437,500 Shares (which Includes 3,748,125 Subject to Possible Conversion) and 4,687,500 Shares Issued and Outstanding, respectively	23,437	23,437
Additional Paid in Capital	113,190,621	113,190,621
Earnings Accumulated during the Development Stage	4,749,344	2,026,925

Total Stockholders’ Equity	117,963,402	115,240,983

Total Liabilities and Stockholders’ Equity	$151,445,429	$147,282,240

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Operations
Unaudited

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	For the period From December 6, 2005 (Inception) to September 30, 2007

Revenue	$—	$—	$—	$—	$—
Interest Income	1,654,293	1,582,948	4,788,894	1,959,314	8,381,807

Operating Expenses

General & Administrative	81,522	80,437	255,303	116,472	474,842

Net Income before Provision for Income Taxes	$1,572,771	$1,502,511	$4,533,591	$1,842,842	$7,906,965

Provision for Income Taxes	631,123	599,316	1,811,172	734,808	3,157,621

Net Income	$941,648	$903,195	$2,722,419	$1,108,034	$4,749,344

Weighted Average Number of Common Shares Outstanding — Basic and diluted	23,437,500	23,437,500	23,437,500	13,066,621	18,468,750

Net Income Per Share - Basic and diluted	$0.04	$0.04	$0,12	$0.08	$0.26

The accompanying notes should be read in conjunction with the condensed financial statements.

HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Stockholders’ Equity

Cumulative Amounts from Inception (December 6, 2005) to September 30, 2007

	Common Stock		Additional Paid-in-	Earnings/(Deficit) Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Contributions from founding stockholders - December 13, 2005 at $.005 per share	4,687,500	$4,687	$20,313	$—	$25,000
Net Loss	—	—	—	(2,013)	(2,013)
Balance - December 31, 2005	4,687,500	$4,687	$20,313	$(2,013)	$22,987

Sale of Founding Director
Warrants	—	—	2,250,000	—	2,250,000

Sale of 18,750,000 Units Net of Underwriter’s Discount and Offering expenses (Includes 3,748,125 Shares Subject to Possible Conversion)	18,750,000	18,750	138,821,250	—	138,840,000
Proceeds Subject to Possible Conversion of 3,748,125 Shares	—	—	(27,901,042)	—	(27,901,042)
Sale of Underwriter Option	—	—	100	—	100

Net Income	—	—	—	2,028,938	2,038,938
Balance - December 31, 2006	23,437,500	$23,437	$113,190,621	$2,026,925	$115,240,983
Unaudited:

Net Income	—	—	—	2,722,419	2,722,419

Balance - September 30, 2007	23,437,500	$23,437	$113,190,621	$4,749,344	$117,963,402

The accompanying notes should be read in conjunction with the condensed financial statements

 HD Partners Acquisition Corporation
(A Development Stage Company)

Condensed Statement of Cash Flows
Unaudited

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	For the period from December 6, 2005 (inception) to September 30, 2007 (cumulative)

Cash Flows From Operating Activities:

Net Income	$2,722,419	$1,108,034	$4,749,344
Adjustments to reconcile net income to net cash used in
operating activities:
Increase in Value of Investments Held in Trust	(5,420,302)	(1,898,659)	(9,471,630)
Increase in Deferred Income Tax Benefit	(329,664)	(141,899)	(585,978)
Increase in Deferred Interest	650,111	264,907	1,136,027
Changes in Operating Assets and Liabilities:
Increase/Decrease in Accounts Payable and Accrued
Expenses	(13,590)	25,174	50,968
Increase/Decrease in Income and Capital Taxes Payable	(492,762)	566,707	20,001
Increase/Decrease in Prepaid Expenses	46,495	(87,284)	(17,501)
Net Cash Used in Operating Activities	(2,837,293)	(163,020)	(4,118,769)

Cash Flow from Investing Activities
Increase/ Decrease in Other Assets - Payment of Acquisition Costs	(1,424,878)	—	(1,544,780)
Investments Placed in Trust	—	(142,575,000)	(142,575,000)
Tax Payments from Trust	2,735,673	—	3,825,673
Net Cash Provided by (Used in) Investing Activities	1,310,795	(142,575,000)	(140,294,107)

Cash Flow from Financing Activities:
Proceeds from Public Offering	—	150,000,000	150,000,000
Proceeds from Founding Director Warrant Purchase	—	2,250,000	2,250,000
Proceeds from Issuance of Underwriter Option	—	100	100
Proceeds from Sale of Common Stock	—	—	25,000
Proceeds from Notes Payable, Stockholders	750,000	—	975,000
Payment of Notes Payable, Stockholders	—	(225,000)	(225,000)
Payment of Offering Costs	—	(8,064,239)	(8,160,000)
Net Cash Provided by (Used in) Financing Activities	750,000	143,960,861	144,865,100

Net Increase/(Decrease) in Cash	(776,498)	1,222,841	452,224

Cash at Beginning of Period	1,228,722	154,239	—

Cash at end of period	$452,224	$1,377,080	$452,224

Supplemental schedule of non-cash financing activities:
Accrual of Deferred Underwriting Fees	$—	$3,000,000	$3,000,000
Accrual of Acquisition Costs	$547,011	$—	$623,959
		$—	$—

The accompanying notes should be read in conjunction with the condensed financial statements

HD Partners Acquisition Corporation
(A Development Stage Company)

Notes to Condensed Financial Statement s

September 30, 2007

1. Basis of Presentation

The financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. The condensed financial statements include the accounts of HD Partners Acquisition Corporation (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the nine months ended September 30, 2007 and September 30, 2006 and for the period from December 6, 2005 (inception) through September 30, 2007 and its operations for the three months ended September 30, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2006 balance sheet has been derived from the audited financial statements included in the Company’s 10K filed on April 2, 2007.

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

On May 30, 2007, the Company issued a press release and filed an 8K with the Securities and Exchange Commission that the Company has entered into an asset purchase agreement (the “Agreement”) with the National Hot Rod Association (the “NHRA”) in connection with the purchase of certain professional drag racing assets of the NHRA, including the NHRA POWERade Drag Racing series, together with a broad set of rights to commercialize the NHRA brand. The Agreement contemplates that the Registrant and the NHRA will enter into a series of related agreements to commercialize the NHRA brand following completion of the acquisition. Upon consummation of the transaction, assuming that the Registrant’s stockholders approve the Agreement and the transactions contemplated thereunder, the acquired assets will be held in a wholly-owned subsidiary of the Registrant named NHRA Pro Racing. The NHRA, which will remain a non-profit 501(c)(6) corporation, will retain all its non-professional racing, safety and educational activities and continue to be the sanctioning body for all NHRA racing activities, including the NHRA POWERade Drag Racing Series.

Upon closing of the transaction, Eddy Hartenstein will serve as Chairman of NHRA Pro Racing, and Tom Compton (currently an officer of the NHRA) will assume the role of President and CEO of NHRA Pro Racing.  Robert Meyers, the Registrants’ current Chief Financial Officer, will become the Chief Financial Officer of NHRA Pro Racing.  Peter Clifford, currently Executive Vice President and General Manager of the NHRA, will become executive director of the NHRA, as well as a consultant to NHRA Pro Racing.

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

Pursuant to Agreement, the Registrant has agreed to pay the NHRA an aggregate purchase price of between approximately $121,057,792 and $123,457,792 (including $100,000,000 in cash, assumption of certain liabilities in the amount of $11,500,000 and shares of common stock of the Registrant with a value of $9,557,792).  The $100,000,000 in cash to be paid as a portion of the acquisition consideration will only be subject to adjustment in certain circumstances described in the Agreement. In addition, the $100,000,000 will be increased by the amount of capital expenditures incurred by the NHRA for the Gainesville race track (which it is also purchasing) up to a maximum of $2,400,000.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, less applicable state and federal taxes payable, and less cash held in trust for the underwriter, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock sold in the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount placed in the Trust Fund, excluding cash held in trust from the underwriter), has been classified as common stock subject to possible conversion on the accompanying balance sheet and 19.99% of the investment income on the Trust Account (net of applicable state and federal taxes) has been recorded as deferred interest on the accompanying September 30, 2007 balance sheet. In addition, such stockholders would also be entitled to a portion of the deferred portion of the underwriter’s discount (see Note 4).

The Company’s Amended and Restated Certificate of Incorporation provides for liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (December 7, 2007), or 24 months from the consummation of the Offering (June 6, 2008) if certain extension criteria have been satisfied, which they have. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

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

5.  Commitments and Related Party Transactions

The Company utilizes certain limited administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $7,500 per month for such services commencing on June 1, 2006, the effective date of the Offering. At this time, we are paying such affiliate $1,000 per month for such services. The Statement of Operations includes $3,000 and $9,000 for the three and nine months ended September 30, 2007, respectively, and $3,000 and $4,000 for the three and nine months ended September 30, 2006, respectively and $16,000 for the period from Inception (December 6, 2005) to September 30, 2007. On September 28, 2007, the Company and the affiliate agreed to amend this arrangement by terminating the $1,000 per month payment, effective October 1, 2007, and substituting therefor reimbursement of actual costs incurred by such affiliate; provided, however, that such reimbursement shall not exceed $7,500 per month. The other terms of the arrangement remain unchanged.

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

8.  Line of Credit

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. The full amount of the line of credit has been exercised as of September 30, 2007 in order to fund expenses related to closing the proposed transaction described in Note 2 , such as, legal, accounting or regulatory fees. In the event the Company were ultimately required to forfeit any remaining funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available to pay the expenses related to closing the Business Combination described in Note 2 without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

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

On May 30, 2007, the Company issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission that the Company has entered into an asset purchase agreement (the “Agreement”) with the National Hot Rod Association (the “NHRA”) in connection with the purchase of certain professional drag racing assets of the NHRA, including the NHRA POWERade Drag Racing series, together with a broad set of rights to commercialize the NHRA brand. The Agreement contemplates that the Registrant and the NHRA will enter into a series of related agreements to commercialize the NHRA brand following completion of the acquisition. Upon consummation of the transaction, assuming that the Registrant’s stockholders approve the Agreement and the transactions contemplated thereunder, the acquired assets will be held in a wholly-owned subsidiary of the Registrant named NHRA Pro Racing. The NHRA, which will remain a non-profit 501(c)(6) corporation, will retain all its non-professional racing, safety and educational activities and continue to be the sanctioning body for all NHRA racing activities, including the NHRA POWERade Drag Racing Series.

Upon closing of the transaction, Eddy Hartenstein will serve as Chairman of NHRA Pro Racing, and Tom Compton (currently an officer of the NHRA) will assume the role of President and CEO of NHRA Pro Racing.  Robert Meyers, the Registrants’ current Chief Financial Officer, will become the Chief Financial Officer of NHRA Pro Racing.  Peter Clifford, currently Executive Vice President and General Manager of the NHRA, will become executive director of the NHRA, as well as a consultant to NHRA Pro Racing.

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

•                   A video and photo archive chronicling the history of drag racing, consisting of more than 20,000 hours of video and film and a photo archive.

The NHRA will receive aggregate consideration of between approximately $121,057,792 and $123,457,792 consisting of the following:

(i)	an aggregate of 1,256,447 shares of the Registrant’s common stock valued at $9,557,792;

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

For a more complete discussion of NHRA and our proposed business combination with NHRA, including the risks applicable to the proposed merger, see our Current Reports on Form 8-K dated May 30, 2007, May 31, 2007, June 5, 2007, October 5, 2007 and October 11, 2007 and our Preliminary Proxy Statement filed with the SEC on July 17, 2007, and subsequently amended on September 11, 2007 and further amended on October 11, 2007.

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

RESULTS OF OPERATIONS

Until the announcement on May 30, 2007 that the Company had entered into an asset purchase agreement with the National Hot Rod Association, our efforts had been primarily organizational activities, activities relating to our Offering and active searching for and negotiating with a target company with which to do a business combination. As of September 30, 2007, we have neither engaged in any operations nor generated any revenues to date. Beginning June 7, 2006 (the date of the consummation of our Offering) until our consummation of a Business Combination, we expect interest earned on the Offering proceeds held in our Trust Account to be our primary source of income.

Net income for the three months ended September 30, 2007 was $941,648 which consisted of $1,654,293 in interest income partially offset by $631,123 in income taxes and $81,522 in expenses consisting of $17,640 for D&O and other insurance, $6,125 for AMEX recurring listing fees, $2,399 for legal fees, $24,000 for Delaware franchise taxes, $10,024 for non-deductible tax penalties, $3,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $3,000 for Trust Account administration, $11,158 for audit and tax preparation , $2,100 for accounting support, $814 for printing and SEC filings, $585 for telephone and $677 for other expenses. Funds from the Trust Account are used to pay any taxes resulting from interest accrued on the funds held in the Trust Account. $660,456 of estimated Delaware Franchise tax and federal and state taxes were paid from Trust Account funds in the quarter.

Net income for the nine months ended September 30, 2007 was $2,722,419 which consisted of $4,788,894 in interest income partially offset by $1,811,172 in income taxes and $255,303 in expenses consisting of $52,920 for D&O and other insurance, $18,375 for AMEX recurring listing fees, $32,297 for legal fees, $182 for travel expenditures, $72,000 for Delaware franchise taxes, $10,024 for non-deductible tax penalties, $9,000 paid to Value Investments LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary, for our office space and other general and administrative services, $9,000 for Trust Account administration, $32,346 for audit and tax preparation, $3,605 for accounting support, $10,149 for printing and SEC filings, $3,948 for telephone and $1,457 for other expenses.  Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $2,735,673 of estimated Delaware Franchise tax and federal and state taxes were paid from Trust Account funds during the period January 1, 2007 to September 30, 2007.

Net income for the cumulative period from inception (December 6, 2005) to September 30, 2007 was $4,749,344 which consisted of $8,381,807 in interest income partially offset by $3,157,621 in income taxes and $474,842 in expenses consisting of $93,924 for D&O and other insurance, $1,000 for organization expenses, $32,708 for AMEX recurring listing fees, $74,484 for legal fees, $9,507 for travel expenditures, $134,527 for Delaware franchise taxes, $10,024 for non-deductible tax penalties, $16,000 paid to Value Investments LLC, an affiliate of  Bruce Lederman, our Executive Vice President and Secretary,  for our office space and other general and administrative services, $16,000 for Trust Account administration, $44,904 for audit and tax preparation, $11,665 for accounting support, $15,779 for printing and SEC filings, $7,564 for telephone and $6,756 for other expenses.  Funds from the Trust Account are used pay any taxes resulting from interest accrued on the funds held in the Trust Account.  $3,825,673 of estimated federal and state taxes have been paid from Trust Account funds from inception to September 30, 2007.

The net proceeds to us from the sale of our Units, after deducting offering expenses of approximately $660,000 and underwriting discounts of approximately $10,500,000 (including $3,000,000 placed in the Trust Account representing a deferred underwriters’ discount) was $141,090,000. Including the underwriter’s discount of $3,000,000 held in the Trust Account, there was a total of $142,575,000 placed in the Trust Account upon closing of the Offering. The remaining proceeds of approximately $1,515,000 became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. To the extent that our capital stock is used in whole or in part as consideration to effect an initial transaction, the proceeds held in the Trust Account (excluding the amount held in the Trust Account representing a portion of the underwriters’ discount) as well as any other net proceeds not expended will be used to finance the operations of the target. At September 30, 2007, we had cash outside of the Trust Account of $452,224, investments held in the Trust Account of $148,220,957, prepaid expenses of $17,501, other assets of $2,754,747 and total liabilities of $5,580,985. We believe that the funds available to us outside of the Trust Account plus the limited recourse revolving line of credit with certain of our officers and directors will be sufficient to allow us to operate until December 31, 2007, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the Trust Account totaling $452,224 as of September 30, 2007, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring and negotiating of an initial transaction, and administrative expenses incurred prior to completing an initial transaction. In addition, in connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. As of September 30, 2007, the full amount of the credit line had been exercised. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is anticipated that additional costs related to closing the transaction described in Note 2 not covered by the funds held outside of trust will be covered by borrowings against the line of credit. In the event the Company were ultimately required to forfeit any remaining funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to closing the Business Combination referred to in Note 2 without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

In addition, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such a fund-raising simultaneously with the consummation of an initial transaction.

We currently pay Value Investments LLC, an entity affiliated with Bruce Lederman, our Executive Vice President and Secretary, an aggregate fee of $1,000 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by Value Investments LLC. On September 28, 2007, the Company and the affiliate agreed to amend this arrangement by terminating the $1,000 per month payment, effective October 1, 2007, and substituting therefor reimbursement of actual costs incurred by such affiliate; provided, however, that such reimbursement shall not exceed $7,500 per month. The other terms of the arrangement remain unchanged.

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

We had available to the Company, at closing, approximately $1,515,000 of funds not held in trust from the Offering after paying certain offering expenses and underwriter discounts. In addition, the Company has available a $750,000 limited recourse revolving line of credit with certain of our officers and directors. As of September 30, 2007, the full amount of the line of credit has been exercised. We do not believe we will need to raise additional funds in order to meet the expenditures required to consummate a Business Combination before December 31, 2007.

Over this time period, June 1, 2006 to December 31, 2007, we currently anticipate incurring expenses for the following purposes:

•  legal, accounting and other expenses attendant to due diligence investigations, structuring, negotiation and completion of a Business Combination;

•  due diligence of prospective target businesses;

•  legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•  administrative fees (estimated at $1,000 per month for 24 months);

•   working capital, director and officer liability insurance premiums and reserves (including potential deposits, down payments or funding of a “no-shop” provision in connection with a particular Business Combination and dissolution obligations and reserves, if any).

Commencing on June 1, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $1,000 per month for office space and certain administrative services from Value Investments, LLC, an affiliate of Bruce Lederman, our Executive Vice President and Secretary. On September 28, 2007, the Company and the affiliate agreed to amend this arrangement by terminating the $1,000 per month payment, effective October 1, 2007, and substituting therefor reimbursement of actual costs incurred by such affiliate; provided, however, that such reimbursement shall not exceed $7,500 per month. The other terms of the arrangement remain unchanged.

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

In connection with the Offering, in May 2006 the Company entered into a limited recourse revolving line of credit with Messrs. Hartenstein, Meyers, Lederman, Chapman and Cox, under which it may have up to $750,000 outstanding borrowings at any time. As of September 30, 2007, the full amount of the credit line has been exercised. The revolving line of credit will terminate upon the earlier of the completion of a Business Combination, or the completion of any plan of dissolution and distribution of the Company approved by the Company’s stockholders, which would include the liquidation of the Trust Account. The revolving line of credit will bear no interest and will have no recourse against the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a Business Combination within the requisite time periods. It is possible that the Company could use a portion of the borrowings under the limited recourse revolving line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed Business Combination. In the event the Company were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), it may not have a sufficient amount of working capital available outside of the Trust Account to pay expenses related to finding a suitable Business Combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a Business Combination in the allotted time and would be forced to liquidate the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of any of our equity securities during the quarter ended September 30, 2007.

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

HD PARTNERS ACQUISITION CORPORATION

Date: November 9, 2007	By:	/s/ Eddy W. Hartenstein
Eddy W. Hartenstein
Chairman, President and Chief Executive Office (Principal Executive Officer)

By:	/s/ Robert L. Meyers
Robert L. Meyers
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)